Form 10-Q
period 1996-09-30
URBAN IMPROVEMENT FUND LIMITED 1972
filed 1996-12-20
CIK 850453

UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                     FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

                                OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

     For the transition period from _________ to ________.

                         Commission File Number 2-43162

                      URBAN IMPROVEMENT FUND LIMITED  1972
             (Exact name of registrant as specified in its charter)

          California                              95-6448384
State or other jurisdiction of                (I.R.S. Employer
incorporation or organization                 Identification No.)

1201 Third Avenue, Suite 5400, Seattle, Washington     98101 3076
     (Address of principal executive offices)      (ZIP code)

Registrant's telephone number, including area code:  (206) 622-9900


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes __XX__   No ______.

                        PART I   FINANCIAL INFORMATION

                        Item 1   Financial Statements

                                BALANCE SHEETS

                   URBAN IMPROVEMENT FUND LIMITED - 1972
                           (A Limited Partnership)

                                    ASSETS
                                                   September 30,  December 31,
                                                       1996           1995
                                                   -----------    -----------
Cash                                               $   38,289     $      643

Investments in and advances to
         Local Limited Partnerships
         accounted for on the equity
         method                                           -0-            -0-
                                                   ----------     ----------
                            Total Assets           $   38,289     $      643
                                                   ==========     ==========

                          LIABILITIES AND PARTNERS' (DEFICIT)



Management fee payable                             $   770,833    $   760,833

Payable to affiliates                                  558,586        558,586

Distribution payable                                       641            641

           Total Liabilities                         1,330,060      1,320,060

Partners' (Deficit):
         General Partner - 5 Partnership units
      authorized, issued and outstanding                (1,109)        (1,133)

  Limited Partners   5,830 Partnership units
      authorized, issued and outstanding            (1,290,662)    (1,318,284)
                                                    -----------    -----------
                                                    (1,291,771)    (1,319,417)
                                                    -----------    -----------

    Total Liabilities and Partners' (Deficit)       $   38,289     $      643
                                                    ===========     ==========




Unaudited.  See accompanying notes.

                        CAPITALIZATION AND PARTNERS' (DEFICIT)

                        URBAN IMPROVEMENT FUND LIMITED - 1972
                               (A Limited Partnership)



                                                   September 30,  December 31,
                                                       1996           1995
                                                   ------------   -----------
General Partner Interest   5 Partner-
         ship units issued and outstanding         $     5,000    $    5,000

Limited Partners' Interest   5,830
         Partnership units issued and
         outstanding                                 5,830,000     5,830,000
                                                    ----------    ----------
                                    Total            5,835,000     5,835,000

Offering Expenses                                     (641,492)     (641,492)

Distributions to partners                             (271,214)     (271,214)

Accumulated loss through
         December 31, 1995                          (6,241,711)   (6,241,711)

Income for the nine-month period
         ended September 30, 1996                       27,646           -0-
                                                    ----------    ----------
                                                    (6,214,065)   (6,241,711)
                                                    ----------    ----------

Partners' (deficit) at end of period               $(1,291,771)  $(1,319,417)
                                                   ============  ============

















Unaudited.  See accompanying notes

                                 STATEMENTS OF INCOME
                        URBAN IMPROVEMENT FUND LIMITED - 1972
                                (A Limited Partnership)

                                      For the Three-Month    For the Nine-month
                                         Period Ended           Period Ended
                                         September 30,          September 30,
                                     1996         1995         1996       1995
                                 ---------    ---------    ---------  ---------
Revenues                         $     519    $      20    $   1,122  $    111

Cost and expenses:

     Professional fees               3,804          278       17,954     13,058
     Other                             -0-          -0-          -0-        800
     Management fee                 10,000       10,000       30,000     30,000
                                  --------      -------     --------   --------
                                    13,804       10,278       47,954     43,858
                                  --------      -------     --------   --------
Loss before equity in loss of
    Local Limited Partnerships     (13,285)     (10,258)     (46,832)   (43,747)

Equity in income of Local Limited
        Partnerships                   -0-          -0-       74,478      9,778
                                 ----------   ----------    ---------  ---------

   Net income (loss)             $ (13,285)   $ (10,258)   $  27,646  $ (33,969)
                                 ==========   ==========   =========  ==========


Allocation of Net Income (Loss):

    Net income (loss) allocated
          to General Partner     $     (11)   $      (9)   $      24  $     (30)

    Net income (loss) allocated
          to Limited Partners      (13,274)     (10,249)      27,622    (33,939)
                                 ----------   ----------    --------  ----------
                                 $ (13,285)   $ (10,258)    $ 27,646  $ (33,969)
                                 ==========   ==========    ========  ==========
Net income (loss) allocated to
    Limited Partners per Limited
    Partnership Unit (5,830 units
    outstanding at September 30,
    1996 and 1995)               $      (2)   $      (2)    $      5  $      (6)
                                 ==========   ==========    ========  ==========




Unaudited.  See accompanying notes.

                                  STATEMENTS OF CASH FLOWS
                           URBAN IMPROVEMENT FUND LIMITED - 1972
                                  (A Limited Partnership)

                                      For the Three-Month     For the Nine-month
                                         Period Ended           Period Ended
                                         September 30,          September 30,
                                       1996         1995       1996      1995
                                     ---------   ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)            $ (13,285)  $ (10,258)  $  27,646 $ (33,969)
    Adjustments to reconcile net
         income (loss) to net cash
         used by operating activities:
    Equity in income of
    local limited
     partnerships                         -0-         -0-     (74,478)   (9,778)
           Increase (decrease) in
            accounts payable, man-
            agement fees payable
            and payable to
             affiliates                   -0-      10,000      10,000    30,000
                                    ---------    --------    --------  ---------
         Total adjustments                -0-      10,000     (64,478)   20,222
                                    ---------    --------    --------  ---------
      Net cash provided
         (used) by operating
         activities                  (13,285)        (258)    (36,832)  (13,747)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Distributions received                -0-          -0-     53,955     9,778
    Net advances paid by local
          limited partnerships            -0-          -0-     20,523       -0-
                                    ---------    ---------   ---------  --------
      Net cash provided
         (used) by investing
         activities                       -0-          -0-     74,478     9,778

CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease in distributions
          payable                         -0-          -0-        -0-      (103)
                                    ---------    ---------   ---------  --------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS             (13,285)        (258)     37,646    (4,072)

CASH BALANCE AT BEGINNING OF PERIOD   51,574        2,194         643     6,008
                                    ---------    ---------   ---------  --------
CASH BALANCE AT END OF PERIOD       $ 38,289    $   1,936    $ 38,289  $  1,936
                                    =========   =========    ========  =========

Unaudited.  See accompanying notes.

                      NOTES TO SUMMARIZE FINANCIAL INFORMATION
                                  September 30, 1996

                        URBAN IMPROVEMENT FUND LIMITED - 1972
                                (A Limited Partnership)

Note 1 - Organization
---------------------
     Urban Improvement Fund Limited (the Partnership) was formed under the California Uniform Limited Partnership Act on February 22, 1972, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 5,830 units of limited partnership interest pursuant to a public offering of such units which terminated on December 31, 1972. The Partnership also issued five units of general partnership interest to Interfinancial Real Estate Management Company (the General Partner). For income tax and financial reporting purposes, profits and losses are allocated .08659 percent to the General Partner and 99.91341 percent to the Limited Partners.

Note 2 - Method of Accounting
-----------------------------
     Initial rent-up fees paid by the Partnership to the General Partner, deducted when paid for income tax purposes, are capitalized as acquisition costs of the Local Limited Partnerships for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives (fifteen to forty years) of the Local Limited Partnership Properties. Amortization is discontinued when the investment is reduced to zero.
     Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the period received. Additional advances to Local Limited Partnership, after an investment is reduced to zero, are recognized as losses in the period paid.
     The unaudited interim financial statements furnished in this report reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

Taxes on Income
---------------
     No provision for taxes on income is required since all taxable income or loss of the Partnership is allocated to the partners for inclusion in their respective tax returns.

Cash Equivalents
----------------
     Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Note 3 - Management of Urban Improvement Fund Limited
-----------------------------------------------------
     Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to three tenths of one percent of invested assets or $64,325 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000). This fee was not payable during the first six years unless annual tax deductions plus cash distributions aggregated $550 per unit on a cumulative basis. The required level of tax deductions was not achieved; and, accordingly, the fee was not paid for those years. However, fees of $240,000 were recorded as a liability to the General Partner. Management fees totaling $530,833 for subsequent years have been accrued to the General Partner because cash flow was not sufficient to pay the fees. The Partnership will also pay the General Partner a liquidation fee for the sale of projects.
     The General Partner of the partnership is a corporation in which Paul
H. Pfleger has a majority interest. Partnership Services, Inc. (PSI), another corporation in which Paul H. Pfleger is a majority shareholder, has contracted with the General Partner and the Partnership to provide certain management and other services in any projects in which the Partnership has an interest. In addition, as shown in the following table, PSI has become the General Partner in three of the Local Limited Partnerships in which the Partnership has investments.

                                                        Date PSI Became
           Local Limited Partnership                    General Partner
           -------------------------                    ---------------
    (1) Alms Hill Apartments Limited                     December 1977

        Angeles Apartments Associates, No. 1             December 1975

        Angeles Apartments Associates, No. 2             December 1975

(1)  This property was sold through a resyndication during August 1984.

Note 4 - Investments in Local Limited Partnerships
--------------------------------------------------
     As of September 30, 1996 and 1995, the Partnership has investments in five active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment, advances and unamortized costs of acquisition less the Partnership's share of losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership.
     The Partnership has an investment in one Limited Partnership that sold its real estate during 1984. This Partnership (Alms Hill Apartments, Ltd.) holds a note receivable for a portion of the sales proceeds.

     The investment in Local Limited Partnerships is comprised of:

                                  September 30, 1996     December 31, 1995
                                  ------------------     -----------------
Capital contributions                $ 1,954,289            $ 1,954,289

Distributions                           (450,819)              (396,864)

Equity in losses                      (1,893,079)            (1,967,557)

Advances                                      -0-                20,523

Unamortized costs of acquisitions        389,609                389,609
                                     -----------            -----------
                                     $        -0-           $        -0-
                                     ===========            ===========

Item 2 - Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
         and Results of Operations.
         --------------------------

     The Partnership has followed the practice of investing available funds not used in the purchase of properties or in operations into short-term investments. Revenues resulted from such short-term investments. The Partnership is dependent upon interest earned and the distributions and repayment of advances from Local Limited Partners for cash flow.

     Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to three tenths of one percent of invested assets or $64,325 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000). The Partnership recorded management fee expense of $30,000 for the nine-month period ended September 30, 1996 and 1995.
     The components of the Partnership's equity in net income of the local limited partnership for September 30, 1996 and 1995 is summarized as follows:

                                 For the Three-Month        For the Nine-month
                                    Period Ended               Period Ended
                                    September 30,              September 30,
                                 1996           1995        1996          1995
                                ------         ------      ------        ------
Distributions received from
    Partnership with zero
    investment:
    Lakewood Apartments        $    -0-       $    -0-   $  8,054      $  9,778
       Angeles II                   -0-            -0-     45,901            -0-
                               --------       --------   --------      ---------
                                    -0-            -0-     53,955         9,778
Repayment of advance from
    Partnership with zero
    investment:
          Angeles II                -0-            -0-     20,523            -0-
                               --------       --------    -------      ---------
                               $    -0-       $    -0-   $ 74,478      $  9,778
                               ========       ========   ========      =========

                              PART II   OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K
      a)  None
      b) The registrant has not filed a report on Form 8-K during the quarter ending September 30, 1996.

                                      SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                         URBAN IMPROVEMENT FUND LIMITED - 1972
                                                      (Registrant)
                                     By:  Interfinancial Real Estate Management
                                          Company, General Partner


Date  11/15/96                            Michael Fulbright
                                             (Signature)
                                     By:  Michael Fulbright, Secretary



Date  11/15/96                            John M. Orehek
                                             (Signature)
                                     By: John M. Orehek, Senior Vice President