Form 10-Q/A
period 1996-09-30
URBAN IMPROVEMENT FUND LIMITED 1972
filed 1997-05-01
CIK 850453

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q

[XXX ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

                                OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

     For the transition period from _________ to ________.

                  Commission File Number 2-43162

                 URBAN IMPROVEMENT FUND LIMITED  1972
      (Exact name of registrant as specified in its charter)

          California                             95-6448384
State or other jurisdiction of                (I.R.S. Employer
incorporation or organization                 Identification No.)

1201 Third Avenue, Suite 5400, Seattle, Washington             98101
     (Address of principal executive offices)               (ZIP code)

Registrant's telephone number, including area code:  (206) 622-9900


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                             XXX Yes         No

                                          SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
 Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         URBAN IMPROVEMENT FUND LIMITED   1972
                                   (Registrant)
                   By:  Interfinancial Real Estate Management
                          Company, General Partner



Date 04/30/97                   Michael Fulbright
                                 (Signature)
                          By:  Michael Fulbright, Secretary


Date 04/30/97                   John M. Orehek
                                (Signature)
                          By:  John M. Orehek, Senior Vice President