Form 10-K
period 1996-12-31
URBAN IMPROVEMENT FUND LIMITED 1972
filed 1997-09-24
CIK 850453

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-K

[XX  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1996

                                  OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to ________.

                    Commission File Number 2-43162

                   URBAN IMPROVEMENT FUND LIMITED
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

Securities registered pursuant to Section 12(b) of the Act:        None

Securities registered pursuant to Section 12(g) of the Act:       None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes XXX        No      .


     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form
 10-K or any amendment to Form 10-K. [  ]

  State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1996: No established market value.

                                PART I
Item 1.  Business

     (a)   General Development of Business   Urban Improvement Fund
 Limited, a California limited partnership (the "Registrant"), was formed in 1972 for the purpose of investing, through Local Limited
Partnerships (LLP's), in federally and state-assisted low and moderate income housing projects. Units of Limited Partnership Interest were sold in a public offering to investors who required tax shelter for income from other sources. The Registrant acquired equity interests as a limited partner in ten (10) such projects. Four of these projects were sold through trustee's sales (foreclosures by the Secretary of Housing and Urban
Development). One of these properties, Mott Haven Apartments VI, was assigned to HUD.

Despite the efforts of the General Partner, the owners and managers of
 Mott Haven Apartments VI to preserve the development and provide decent and affordable housing, the financial stability of the development is threatened by the imminent expiration of the Section 8 loan management set-aside contracts and the likelihood that they will not be renewed on this property for federal budget and policy reasons. HUD, the owners and the General Partner of Mott Haven Apartments VI believe that it is in the best interests of the development and its tenants that the projects be renovated and reconfigured, and that such result can best be accomplished through replacement of the existing management and ownership structure with community-based owners and managers.
 The General Partner has taken steps to transfer the property of Mott
Haven Apartments VI to HUD.

The Alms Hill Partnership is still in existence with a note receivable for the sales proceeds of the property. The remaining four (4) properties plus the Alms Hill Partnership are described in Item 2 hereof.

     (b) Financial Information about Industry Segment
The Registrant is engaged in only one line of business.

     (c) Narrative Description of Business   The real estate business is
highly competitive.  The Registrant competes with numerous established apartment owners and real estate developers of low-income housing having greater financial resources. There is additional risk of new construction occurring in areas where the Registrant has invested in existing government-assisted housing projects.

The outlook for subsidized housing is not determinable, given existing and proposed federal legislation.

     (d)  Financial information about foreign and domestic operations
and export sales   The Registrant's income is entirely dependent upon
revenues received from the limited partnerships in which it is a limited partner. Investment in federally-assisted housing is subject to significant regulations. These regulations limit, among other things, the amount of return allowed on the initial equity investment, the manner in which such properties may be sold, and the persons to whom such properties may be sold. In 1987, fearing the loss of affordable housing units, Congress passed emergency legislation which prohibited prepayment of all FHA insured Section 236 or Section 221(d)(3) mortgages. Congress passed additional legislation in 1990 known as LIHPRHA (the Low
Income Housing Preservation and Resident Homeownership Act).
However, by 1995, Congress had determined the program was too expensive to continue. In March 1996, Congress changed the compensation program, severely limited funding, and restored the property owners' right to prepay the FHA mortgages and change the use of the properties under legislation known as the Housing Opportunity Program Extension Act of 1996. The General Partner of the Partnership has initiated steps to ensure that the Local Limited Partnerships comply with the provisions of LIHPRHA and subsequent legislation. See financial information in Item 6, Selected Financial Data, in this report.

Item 2.  Properties
     The Registrant owns equity interests as a Limited Partner in the following real estate projects as of December 31, 1996:

                                                                     1995
                                             No. of                Percent of
 Name                         Type           Units                 Occupancy

Angeles Apts. No. 1
Los Angeles, California     236 Rehab.      94 Residential           92%

Angeles Apts. No. 2
Los Angeles, California     236 Rehab.     109 Residential           96%

Lakewood Apts
Vinton, Virginia            236 New        108 Residential           99%

The Villages                221(d)(3)      250 Residential          93%
Waco, Texas                 New

   Mortgage indebtedness associated with each project is shown in
Schedule XI of this report.

The following property was assigned to HUD at December 31, 1996:

Mott Haven Apts. VI         236 Rehab.    184 Residential            99%
New York, New York                          1 Commercial

    The following is a description of each of the above listed properties:
ANGELES APARTMENTS NUMBER 1 consists of 94 residential units located in the southwest area of Los Angeles, California. The project includes five two-story rehabilitated buildings with stucco exteriors.

Number of Units                       Type        Average Size (Sq. Ft.)
      80                          Efficiency               414
      14                          1 Bedroom                618

ANGELES APARTMENTS NUMBER 2 consists of 109 residential units located in the southwest area of Los Angeles, California. The project includes five rehabilitated two- and three-story buildings with stucco exteriors.

Number of Units           Type           Average Size (Sq. Ft.)
      80                Efficiency               413
      29                1 Bedroom                672

LAKEWOOD APARTMENTS consists of 108 residential units located on Route #24 in Vinton, Virginia. The project includes nine two and one-half story buildings with wood siding.

Number of Units           Type                 Average Size (Sq. Ft.)
     72                 2 Bedroom                         895
     36                 3 Bedroom                         948

THE VILLAGES is a 250-unit residential apartment project located at 29th Street and East Burelson in Waco, Texas. The project consists of thirty-five two-story buildings.

Number of Units                  Type         Average Size (Sq. Ft.)
     80                       1 Bedroom               667
    119                       2 Bedroom               826
     51                       3 Bedroom               999

The Registrant sold its equity interest as a limited partner in the following real estate project through a resyndication during August 1983:

ALMS HILL APARTMENTS contained 200 residential and 10 commercial units located in the northeast section of Cincinnati, Ohio. The structure is a ten-story rehabilitated brick and masonry building.

 Number of Units           Type            Average Size (Sq. Ft.)

    20                   Efficiency                405
   137                   1 Bedroom                 650
    43                   2 Bedroom                 775
    10                   Commercial              2,175

The following property was assigned to HUD at December 31, 1996:

MOTT HAVEN APARTMENTS VI consists of 184 residential units
 and one commercial unit located in the Bronx, New York City, New
York. The project includes twelve five- or six-story rehabilitated brick buildings.

 Number of Units           Type            Average Size (Sq. Ft.)
       1                  Efficiency                 320
      46                  1 Bedroom                  490
      76                  2 Bedroom                  715
      32                  3 Bedroom                  905
      29                  4 Bedroom                  970
       1                  Commercial                 905

Item 3.  Legal Proceedings
    There are no material legal proceedings pending at the time, other than ordinary routine litigation incidental to the Partnership's business, including the Local Limited Partnerships in which the Partnership is a limited partner.

Item 4.  Submission of Matters to a Vote of Security Holders
  No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

                                PART II
Item 5.  Market for the Registrant's Securities and Related Security
            Holder Matters

    (a) There is not a ready market for the transfer of limited partnership interests. Limited partnership interests may be transferred between individuals with the consent of the General Partner.

  (b)  Holders

    Title of         Name & Address of       Amount and Nature of    % of
     Class           Beneficial Owner        Beneficial Ownership    Class

 General Partner    Interfinancial Real                5 Units       100%
 Interest           Estate Management Co.              ($5,000)
                    1201 Third Avenue, Suite 5400
                    Seattle, Washington  98101 3076

Limited Partner     350 Limited Partners             5,830 Units     100%
Interest                                             ($5,830,000)

     The Registrant has no officers or directors. Interfinancial Real Estate Management Company, the General Partner of the Registrant, is a corporation.

    (c) There were no distributions to partners during 1996, 1995, 1994, 1993 or 1992.

Item 6.  Selected Financial Data
    These statements do not include all disclosures required under generally accepted accounting principles; however, when read in conjunction with the related financial statements and notes thereto included under Item 8, the statements include all generally accepted accounting principles disclosures for the latest three years.

                                          Year Ended December 31,
                         1996       1995         1994         1993      1992

Interest income      $  1,455    $    118     $    263    $    380  $    628

Operating expenses:
  Management fee       40,000      40,000       40,000       40,000   40,000
   Other expenses      33,954      15,157       15,226       17,807   11,344
                   ----------    ---------    --------     --------  --------
                       73,954     55,157       55,226        57,807   51,344

Loss before equity in income of  Local
Limited Partnerships  (72,499)     (55,039)    (54,963)     (57,427) (50,716)

Equity in income of Local Limited
   Partnerships       106,919       9,778        6,947      39,081   41,533

 Net income (loss)   $ 34,420     $(45,261)  $(48,016)    $(18,346) $ (9,183)

Allocation of net income (loss):
Net income (loss) allocated to
General Partners        $30          $(39)      $(42)        $(17)       $(8)
Net income (loss) allocated to
Limited Partners       34,390      (45,222)    (47,974)    (18,329)   (9,175)

                     $ 34,420    $(45,261)   $(48,016)  $(18,346)    $(9,183)

Net financial reporting income
(loss) per unit:
General partnership units
(5 units outstanding allocated
to General Partner)    $6          $(8)        $(8)       $(3)           $(2)
Limited partnership units
(5,830 units outstanding allocated
to Limited Partners)   $6          $(8)        $(8)       $(3)           $(2)

 Total assets     $59,063         $643        $6,009      $11,425    $19,509

Long term
obligations         $-0-          $-0-         $-0-        $-0-         $-0-

Cash distributions  $-0-          $-0-         $-0-        $-0-         $-0-

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

 The Partnership has followed the practice of investing available funds not used in the purchase of properties or in operations into short-term investments. Interest income resulted from such short-term investments. The
Partnership is dependent upon interest earned and the distributions and repayment of advances from Local Limited Partnerships for cash flow. As shown in the table below, the Partnership has received distributions in recent years. This trend is expected to continue. The Partnership has advanced funds and received repayments of such advances from selected Local Limited Partnerships. The General Partner believes these net advances will not significantly affect the operations of the Partnership.

                      1996        1995       1994         1993     1992

Urban's share of
   distributions     $ 89,970    $  9,778  $  6,947    $ 29,466  $ 41,533

Advances (made to)
  repaid by  Local Limited
   Partnerships      $ 16,949    $    -0-   $    -0-   $  9,615  $    -0-

Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to three-tenths of one percent of invested assets or $64,325. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $40,000.) This fee was not payable during the first six years unless annual tax deductions plus cash distributions aggregated $550 per unit on a cumulative basis. The required level of tax deductions was not achieved and, accordingly, the fee was not paid for those years. However, fees of $240,000 were recorded as a liability to the General Partner. Management fees payable totaling $540,833 payable to the General Partner for subsequent years have been accrued because cash flow was not sufficient to pay the fees. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have recevied an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect.

    At December 31, 1996, the Partnership had investments in four active real estate limited partnerships as a Limited Partner. The Partnership carries such investments on the equity method of accounting. The Partnership discontinues recording losses for financial reporting purposes when its investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. At year- end, all of the investments were reduced to zero.
The equity in income in Local Limited Partnerships resulted from either Local Limited Partnerships, whose investments have not been reduced to zero, reporting income from operations and/or Local
Limited Partnerships, whose investments have been reduced to zero, who paid distributions or repaid an advance. Additional advances to Local Limited Partnerships, after an investment is reduced to zero, are recorded as losses. The components of the Partnership's equity in net income of the Local Limited Partnerships for 1996, 1995 and 1994 is summarized as follows:

                                  1996              1995                1994

Net repayments from (advances to) Partnerships with zero investments:

    Angeles II               $  16,949         $     -0-           $     -0-

Distributions received from Partnerships with zero investments:

      Angeles II               45,903                 -0-                 -0-
     The Villages              36,013                 -0-               6,947
     Lakewood Apartments        8,054               9,778                 -0-

Equity in income of Local Limited
   Partnerships             $ 106,919           $   9,778           $   6,947

      The actual combined losses of Local Limited Partnerships will generally decrease as depreciation and interest decreases and the projects achieve stable operations. Much of the rental revenue of the Local
Limited Partnerships is dependent on subsidy. The rents have increased for inflation and operating costs. In recent years, several Local
Limited Partnerships have increased operating expenses to fund repairs and maintenance on the properties. Such repairs are limited by available cash flow. The distributions to the Partnership from Local Limited Partnerships are the result of the profitable operations of these projects.

Operating expenses have remained constant from 1992 through 1995.
During 1996, the Partnership incurred additional costs of $18,254 for consulting service in connection with LIHPHRA and the transfer of the property of Mott Haven Apartments VI to HUD.


    Liquidity
       The Partnership is dependent upon distributions from its investments in Local Limited Partnerships for cash flow. The Partnership may not be able to generate sufficient cash flow from operations or from distributions from its interests in Local Limited Partnerships to pay future obligations as they become due without additional financing or advances from the General Partner. The General Partner is under no obligation to advance additional funds to the Partnership. The General Partner is monitoring the operations of the Local Limited Partnerships to ensure that sufficient cash will be received from the Local Limited Partnerships to sustain operations. The General Partner anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

    Capital Resources
     The General Partner believes that situations may arise where it would be advantageous to the Partnership to exchange properties in a tax-free transaction. The Partnership's basis in its properties has been reduced through depreciation deductions and other losses to levels substantially
below the amount of debt secured by the properties.   Additionally, the
rental properties owned and operated by the Local Limited Partnerships have typically computed depreciation for financial reporting purposes using the straight-line method over the estimated economic useful life of the property. For income tax reporting purposes, depreciation generally has been computed over the same or shorter periods using accelerated methods. As a result, the carrying values of the Partnership's investments in Local Limited Partnerships are substantially greater for financial reporting purposes than for income tax reporting purposes. Upon sale or other disposition of a property by the Local Limited Partnership, the gain recognized by the Partnership for income tax reporting purposes may be substantially greater than the gain recorded for financial reporting purposes.

Accordingly, if the Properties are sold, the Partners, in all likelihood, would recognize taxable gain in excess of the cash available for distribution. If sale proceeds are reinvested in a manner which permits the original sale to be treated as a like-kind exchange, the Partners can defer this gain until the new property is sold. Additionally, the Partnership will receive the benefit of any cash flow or appreciation in value of the new property. If reinvestments were made, it is likely that the acquired properties would be conventional, multi-family residential projects. The Partnership has had inquiries about the sale or exchange of properties in its portfolio, but no offers have been made.

     The Partnership has made no material commitments for capital expenditures.

Item 8.  Financial Statements and Supplementary Data

  The response to this item is submitted in a separate section of this report.

Item 9. Change In and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no disagreements with accountants on any matters of accounting principles or practices or financial statement disclosure.

                             PART III
Item 10.  Directors and Executive Officers of the Registrant

    (a) The General Partner of the Registrant is Interfinancial Real Estate Management Company. The Registrant does not have directors as such.
The following is a listing of the Directors of the General Partner of the Registrant. These Directors are elected to serve one-year terms and until their successors are duly elected and qualified as directors.

      Name                    Age                  Office
Paul H. Pfleger                61              Director/President
John M. Orehek                 42              Director/Senior Vice President

    (b)  The General Partner of the Registrant is Interfinancial Real
Estate Management Company. The Registrant does not have executive officers as such. The following is a listing of the executive officers of the General Partner of the Registrant. These executive officers are elected to serve one-year terms and will continue to serve until their successors are duly elected and qualified as executive officers.

       Name              Age                   Office
Paul H. Pfleger          61                Chairman of the Board
John M. Orehek           42                Senior Vice President
Michael Fulbright        42                Secretary

    (c)  The Registrant has no employees.
    (d) There are no family relationships between any directors or executive officers.
    (e) The principal occupation and employment of each of the executive officers and directors of the General Partner are as follows:

Paul H. Pfleger, President/Director. Mr. Pfleger organized and was Chairman of the Board of Security Properties Inc. (formerly Security Pacific, Inc.) from 1969 to the present, except for a period between 1984 and 1986. Farmers Savings acquired Security Properties Inc.
as a wholly-owned subsidiary during 1984 and sold the company back to the original owners during 1987. The major line of business of Security Properties Inc. is the administration of previously syndicated, subsidized multifamily residential real estate. Mr. Pfleger was first elected an officer and director of the General Partner, Interfinancial Real Estate Management Company, in July 1981 and has maintained his dual status since that time.

Mr. Pfleger is the General Partner in over 280 properties with approximately 38,000 housing units throughout the United States.

John M. Orehek, Senior Vice President. Mr. Orehek is the Chief Executive Officer and President of Security Properties Investment Inc. From 1982 to 1987, he was employed by Security Properties Inc. (SPI) as President of
First Columbia Corporation, its affiliated broker/dealer, and Senior Vice President of SPI. From 1987 to 1991, when he rejoined SPI, he was
President of Hallmark Capital Partners, Ltd., a Seattle real estate development corporation. From 1979 to 1982 he was a member of the tax department in the Cleveland, Ohio and Seattle, Washington offices of Arthur Andersen
& Co., Certified Public Accountants. He received a B.S. degree in Economics from Allegheny College, Meadville, Pennsylvania and a law degree from
Case Western Reserve University School of Law.  Mr. Orehek was first elected a director of the General Partner, Interfinancial Real Estate
Management Company, during 1992.   Michael Fulbright, Secretary.
Mr. Fulbright is General Counsel for Security Properties Inc. He joined the Company in 1989 as Special Counsel responsible for new development activities and sales and financing transactions in the syndication portfolio. Prior to joining SPI, he was a partner at Tousley Brain, a Seattle law firm that specializes in commercial real estate matters. His practice there included representation of lenders, institutional investors and commercial developers. He received a Masters of Business Administration degree from Texas A&M and a law degree from the University of Washington.
He is a member of the Washington State Bar Association. Mr. Fulbright was first elected an officer of the General Partner, Interfinancial Real Estate Management Company, during 1994.

    (f)  Section 20 of the Amended Certificate and Agreement of
Limited Partnership of the Registrant provides for the indemnification of the General Partner and its designees and nominees against liability resulting from errors in judgment or any acts or omissions, whether or not disclosed, unless caused by a breach of fiduciary duty of such parties to the Registrant or its limited partners. None of the officers or directors of the General Partner of the registrant have filed a petition under the federal bankruptcy laws or any state insolvency act, nor have they been engaged in any acts over the past five years that would impair their ability or integrity as directors or executive officers of the General Partner of the registrant.

Item 11.  Executive Compensation
    (a) The Registrant does not pay any salary or other remuneration to the officers of the General Partner of the Registrant.

    (b) The Registrant has no plan or arrangement to pay any salary or other remuneration to the officers in the future.

    (c) There are no options, warrants, rights or any other such remuneration available to the General Partner of the Registrant.

    (d) The Registrant will not pay any salary or other remuneration to the directors of the General Partner of the Registrant.

    (e) There are no retirement benefit plans or other remuneration that would result from the resignation, retirement, termination or any other change in control of any officer or director of the General Partner of the Registrant.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
    (a)  Security Ownership of Certain Beneficial Owners

  (b)  Holders

Title of           Name & Address of    Amount and Nature of          % of
 Class             Beneficial Owner     Beneficial Ownership         Class

General Partner    Interfinancial Real           5 Units             100%
 Interest          Estate Management Co.         ($5,000)
                   1201 Third Avenue, Suite 5400
                   Seattle, Washington 98101 3076

    (b) No officers or directors of the General Partner of the Registrant own a Partnership interest.

    (c)  No change in control of the Registrant is anticipated.

Item 13.  Certain Relationships and Related Transactions

    (a) There are no transactions in which the directors or officers of the General Partner or security holder of the Registrant have a material interest.

  (b) There are no transactions in which the directors of the General Partner have a material interest.

    (c) There is no indebtedness of the management of the General Partner of the Registrant to the Registrant.

                             PART IV

 Item 14.Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

 (a) 1.Financial Statements:

       Report of independent certified public accountants.

       Balance Sheets at December 31, 1996 and 1995.

       Statements of Income for the years ended December 31, 1996, 1995 and 1994.

       Statements of Changes in Partners' Capital for the years ended December 31, 1996, 1995 and 1994.

       Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

       Notes to Financial Statements.

(a) 2. Financial Statement Schedules:

    IV Indebtedness of and to Related Parties

    XI Real Estate and Accumulated Depreciation and Amortization of Local Limited Partnerships.

    All other schedules are omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

FINANCIAL STATEMENTS OF UNCONSOLIDATED SUBSIDIARIES
FIFTY PERCENT OWNED PERSONS OR OTHER UNCONSOLIDATED PERSONS
      ACCOUNTED FOR ON THE EQUITY METHOD

    Separate financial statements of the five limited partnerships accounted for on the equity method have been omitted because combined financial statements are included in Note 5 to the financial statements.

(a) 3. Exhibits

       1.A. Form of proposed Selling Brokers' Agreement, incorporated by reference from Registration Statement on Form S-11 filed 1972.

       3.A. Amended Certificate and Agreement of Limited Partnership, incorporated by reference from Registration Statement on Form S-11 filed 1972.

    3.B. Amendment to Certificate of Limited Partnership, incorporated by reference from Registration Statement on Form S-11 filed 1972.

    4.A. Subscription agreement for use prior to effective date of Registration Statement, incorporated by reference from Registration Statement on Form S-11 filed 1972.

       4.B. Application form to subscribe for Units, incorporated by reference from Registration Statement on Form S-11 filed 1972.

      5.A. Opinion and Consent of Counsel, incorporated by reference from Registration Statement on Form S-11 filed 1972.

       8.A. Opinion and Consent of Tax Counsel, incorporated by reference from Registration Statement on Form S-11 filed 1972.

    10.A.    Copy of Agreement between Registrant, the General Partner
and Income-Equities Corporation with respect to certain commitments made on behalf of the Registrant, incorporated by reference from Registration Statement on Form S-11 filed 1972.

    10.B.    Copy of Management Agreement between the Registrant
            and Income-Equities Corporation incorporated by reference from Registration Statement on Form S-11 filed 1972.

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the last quarter of 1996.

 (c)Exhibits

    Form 12b-25

 (d)Financial Statement Schedules:

    IV Indebtedness of and to Related Parties

    XI Real Estate and Accumulated Depreciation and Amortization of Local Limited Partnerships.

    All other schedules are omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.


                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed, on its behalf by the undersigned, thereunto duly authorized.

 (REGISTRANT)  URBAN IMPROVEMENT FUND LIMITED   1972
  BY:  INTERFINANCIAL REAL ESTATE MANAGEMENT COMPANY




Date:       08-20-97
By:        Paul H. Pfleger
           President
           Interfinancial Real Estate Management Company

Date:        08-20-97
By:       John M. Orehek
          Senior Vice President
          Interfinancial Real Estate Management Company

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:        08-19-97
By:          Paul H. Pfleger, Director
             Interfinancial Real Estate Management  Company


Date         08-19-97
By:          John M. Orehek, Director
             Interfinancial Real Estate Management Company.

   URBAN IMPROVEMENT FUND LIMITED
      SEATTLE, WASHINGTON

      ANNUAL REPORT ON FORM 10-K
 ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(d)
 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
 LIST OF FINANCIAL STATEMENTS AND FINANCIAL
STATEMENT SCHEDULES
   YEAR ENDED December 31, 1996



URBAN IMPROVEMENT FUND LIMITED
(A Limited Partnership)
Form 10-K   Items 14(a)(1) and (2)
Form 10-K   Item 14(d)


INDEX TO FINANCIAL STATEMENTS


The following financial statements of Urban Improvement
Fund Limited are included in Item 8 and Item 14(a)(1)

    Independent auditors' report . . . . . . . . . . . . . . . . . . F-3

    Balance sheets at December 31, 1996 and 1995 .  . . . F-4

    Statements of income
       for the years ended December 31, 1996, 1995 and 1994. . F-5

    Statements of changes in partners' capital (deficit) for the years ended December 31, 1996, 1995 and 1994. . F-6

    Statements of cash flows
       for the years ended December 31, 1996, 1995 and 1994. . F-7

    Notes to financial statements. . . . . . . . . . . . . . . . . . F-8


The following financial statement schedules of Urban Improvement
Fund Limited are included in Item 14(a)(2) and 14(d):

    IV.  Indebtedness of and to Related Parties. . . . . . . . . . .F-22

    XI.  Real Estate and Accumulated Depreciation of
           Local Limited Partnerships. . . . . . . . . . . . . . . .F-23

All other schedules are omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

FINANCIAL STATEMENTS OF UNCONSOLIDATED SUBSIDIARIES
FIFTY PERCENT OWNED PERSONS OR OTHER
UNCONSOLIDATED PERSONS ACCOUNTED FOR ON
THE EQUITY METHOD

Separate financial statements of the four limited partnerships accounted for on the equity method have been omitted because combined financial statements are included in Note 5 to the financial statements.


                     INDEPENDENT AUDITORS' REPORT


To the Partners
Urban Improvement Fund Limited   1972

We have audited the accompanying balance sheets of Urban
Improvement Fund, Limited (a Limited Partnership) as of
December 31, 1996 and 1995, and the related statements of changes in partners' capital (deficit), income and cash flows for the years ended December 31, 1996, 1995 and 1994 and the related schedules listed in Item 14(a)2 of the annual report on Form 10-K of Urban Improvement Fund Limited for the years ended December 31, 1996, 1995 and 1994. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit two in 1996 and three in 1995 of the financial statements of Urban Improvement Fund Limited's Local Limited Partnership investments whose combined financial statements are shown in Note 5. These statements were audited by other auditors whose reports have been furnished to us, and our opinion, to the extent it relates to the amounts included for these Local Limited Partnership investments, is based solely on the reports of the other auditors. Urban Improvement Fund Limited's investment in these partnerships has been reduced to zero.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Improvement Fund Limited as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, based upon our audits and the reports of other auditors, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required therein.

The accompanying financial statements have been prepared assuming that Urban Improvement Fund Limited will continue as a going concern. As discussed in Note 2 to the financial statements, the Partnership's difficulty in generating sufficient cash flows to pay its obligations and its net capital deficiency raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Atlanta, Georgia
June 4, 1997

URBAN IMPROVEMENT FUND LIMITED
(A Limited Partnership)

BALANCE SHEETS

ASSETS
                                                         December 31,
                                                1996                     1995

 Cash and cash equivalents                  $   59,063                 $  643

Investments in and advances to Local
  Limited Partnerships accounted for
  on the equity method - Note 5                    -0-                   -0-

                                            $   59,063                $  643


              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                            $    4,000                 $ -0-
Management fee payable
Note 4 (Schedule IV)                           780,833               760,833
Advance from General
Partner (Schedule IV)                          558,586               558,586
  Distribution payable                             641                   641

                                             1,344,060             1,320,060

Partners' capital (deficit)   Note 3
  General Partners
5 partnership units
  authorized, issued and outstanding          (1,103)                (1,133)
  Limited Partners
5,830 partnership units
authorized, issued and outstanding          (1,283,894)          (1,318,284)
                                            (1,284,997)          (1,319,417)
Commitments and contingent liabilities
  Notes 2 and 4
                                           $   59,063           $      643


The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED
(A Limited Partnership)

STATEMENTS OF INCOME


                                            Year Ended December 31,
                            1996                    1995                  1994

Interest income      $    1,455              $      118            $      263

Expenses:
Management fees Note 4    40,000                  40,000               40,000
Other expenses            33,954                  15,157                15,226
                          73,954                  55,157                55,226
Loss before equity in
income of Local Limited
Partnerships             (72,499)               (55,039)               (54,963)

Equity in income of
Local Limited
 Partnerships - Note 5    106,919                9,778                 6,947

Net income (loss)      $   34,420            $  (45,26)           $  (48,016)

Allocation of net
income (loss):
Net income (loss)
allocated to General
Partners              $       30             $    (39)            $     (42)
Net income (loss)
allocated to Limited
Partners                  34,390              (45,222)              (47,974)

                      $   34,420            $ (45,261)           $  (48,016)
Net financial
reporting income
(loss) per unit:
General partnership
units (5 units
outstanding allocated
to General Partner)  $      6              $      (8)           $      (8)
Limited partnership
units (5,830 units
outstanding
allocated to Limited
 Partners)            $     6              $     (8)            $      (8)


The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED
(A Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                             General             Limited
                             Partner            Partners             Total
Partners' capital
(deficit) at
January 1, 1994         $    (1,052)         $(1,225,088)       $(1,226,140)

Net loss   1994                (42)             (47,974)           (48,016)

Partners' capital
(deficit) at
December 31, 1994           (1,094)          (1,273,062)        (1,274,156)

Net loss   1995                (39)             (45,222)           (45,261)

Partners' capital
(deficit) at
 December 31, 1995          (1,133)          (1,318,284)        (1,319,417)

Net income   1996               30               34,390             34,420

Partners' capital
(deficit) at
 December 31, 1996     $    (1,103)         $(1,283,894)       $(1,284,997)

The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED
(A Limited Partnership)

STATEMENTS OF CASH FLOWS

                                                  Year ended December 31,
                                   1996               1995                1994
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)             $   34,420        $  (45,261)       $  (48,016)
 Adjustments to reconcile
 net income (loss) to net
 cash used by operating
 activities:
   Equity in net income
    of Local Limited
    Partnerships                (106,919)          (9,778)           (6,947)
Increase (decrease) in
 accounts payable,
 management fees payable
 and payable to affiliates        24,000          40,000             42,600
  Total adjustments              (82,919)         30,222             35,653
 Net cash used by operating
 activities                      (48,499)        (15,039)           (12,363)

CASH FLOWS FROM INVESTING ACTIVITIES:
Current year
distributions received            89,970          9,778               6,947
Net repayments from
(advances to) Local
Limited Partnerships              16,949            -0-                 -0-
 Net cash provided by investing
               activities        106,919          9,778               6,947

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in
 distribution payable               -0-           (105)                -0-
  Net cash used by financing
   activities                       -0-           (105)                -0-

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS        58,420          (5,366)             (5,416)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF YEAR                643           6,009              11,425

CASH AND CASH EQUIVALENTS
AT END OF YEAR               $   59,063      $      643          $    6,009

The Notes to Financial Statements are an integral part of these Statements.

Note 1   Organization and Accounting Policies

  Organization

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

  Investment in Local Limited Partnerships

As of December 31, 1996, the Partnership has investments in four active real estate limited partnerships (Local
Limited Partnerships), which are accounted for on the equity method (Note 5). The investment account represents the sum of the capital investment, advances and unamortized cost of acquisition less the Partnership's share of losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. Repayment of advances and cash distributions by the Local Limited Partnerships after the Partnership's investment has been reduced to zero are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses. Initial rent-up fees paid by the Partnership to the General Partner, deducted when paid for income tax purposes (Note 2), are capitalized as costs of acquisition of the Local Limited Partnerships for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives (fifteen to forty years) of the Local
Limited Partnerships' properties. Amortization is discontinued when the investment is reduced to zero.

The Partnership has an investment in one limited partnership
that sold its real estate during 1983.   This partnership (Alms
Hill Apartments, Ltd.) holds a note receivable for a portion of the sales proceeds. The sale of the property was recognized on the cost recovery method to first recognize the recovery of the asset value, then recognize the gain as the proceeds are received. Interest will accrue at eighteen percent on the unpaid principal balance of $500,000. Unpaid interest and principal was due
August 1, 1993. The due date was extended for an additional five-year term to August 1, 1998, at which time the due date may be extended for an additional five year term at the option of the maker of the installment obligation. During the extension period, interest will accrue only to the extent of surplus cash. Payments after 1989 can only be made from cash flow of the Local Limited Partnership, as defined in its partnership agreement. No cash flow payments have been made.

The Partnership's equity in net income of the Local Limited
Partnerships is summarized as follows:

                                  1996               1995                1994
Repayments from (advances to)
Partnerships with zero investments:
Angeles II                     $ 16,949           $    -0-          $    -0-

 Distributions received from
 Partnerships with zero
 investments:
  The Villages                   36,013                -0-             6,947
  Lakewood Apartments             8,054              9,778               -0-
    Angeles II                   45,903                -0-               -0-

    Equity in income of
    Local Limited
    Partnerships               $106,919          $  9,778           $  6,947

Significant accounting policies followed by the Local Limited
 Partnerships are summarized in Note 5.

    Taxes on Income

No provision for taxes on income is required in the financial statements since all taxable income or loss of the Partnership is allocated to the partners for inclusion in their respective tax returns.

    Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at December 31, 1996 does not differ materially from the aggregate carrying values of its financial
instruments recorded in the balance sheet.   These estimates
are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and
assumptions.   Actual results could differ from those estimates.

    Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Note 2   Future Operations

The Partnership's cash flow is insufficient to meet its current obligations, and the Partnership may not be able to generate sufficient cash flow to pay its obligations as they become due without additional financing or advances from the General Partner. The General Partner is under no obligation to commit additional funds to the Partnership. However, the General Partner is monitoring the operations of the Local Limited Partnerships to ensure that sufficient cash will be received from the Local Limited Partnerships to sustain operations.

  Note 3 Reconciliation Between Net Income (Loss) and Partners' Capital (Deficit)
           For Financial Reporting Purposes and Income
           Tax Reporting Purposes

A reconciliation of the Partnership's income (loss) for financial reporting purposes and the Partnership's income
(loss) for income tax reporting purposes follows:

                                                   December 31,
                                 1996                  1995              1994
Net income (loss) for
financial reporting
purposes                    $    34,420         $   (45,261)      $   (48,016)

Equity in deductions
taken by Local Limited
Partnerships for income
tax reporting purposes          (68,628)            374,945          327,027
 Other accrual adjustments       20,000              40,000           40,000
Net income (loss) as reported
on the federal income tax
return                         $(14,208)          $ 369,684        $ 319,011

A reconciliation of partners' capital (deficit) for financial reporting purposes and partners' capital (deficit) for income tax reporting purposes follows:

                                                   December 31,
                                      1996          1995             1994
Partners' capital (deficit) for
  financial reporting purposes    $(1,284,997)  $(1,319,417)      $(1,274,156)

Commissions and offering
 expenses capitalized for
 income tax reporting
 purposes and charged to
 capital for financial
 reporting purposes                  641,492       641,492           641,492

Equity in cumulative
 losses of Local Limited
 Partnerships for income
 tax reporting purposes
 in excess of losses for
 financial reporting
 purposes                         (6,881,035)   (6,812,407)      (7,187,352)
   Other adjustments                 733,333       713,333          673,333

Partners' capital (deficit)
 as reported on the federal
 incometax return                $(6,791,207)  $(6,776,999)     $(7,146,683)

Note 4   Management of Urban Improvement Fund Limited

Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to three-tenths of one percent of invested assets or $64,325. (The fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000.) This fee was not payable during the first six years unless annual tax deductions plus cash distributions aggregated $550 per unit on a cumulative basis. The required level of tax deductions was not achieved and, accordingly, the fee was not paid for those years.
 However, fees of $240,000 were recorded as a liability to the General Partner. Management fees totaling $540,833 payable to the General Partner for subsequent years have been accrued because cash flow was not sufficient to pay the fees. The Partnership will also pay the General
Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the limited partners' share of the proceeds has been distributed to them, (ii) the limited partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the limited partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect.

The General Partner of the Partnership is a corporation in which Paul H. Pfleger has a majority interest. Partnership Services, Inc.
(PSI), another corporation in which Paul H. Pfleger is a majority shareholder, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 1996, 1995 or 1994. In addition, as shown in the following table, PSI has become the General Partner in two of the Local Limited Partnerships in which the Partnership has investments:

                                           Date PSI Became
Local Limited Partnership                    General Partner

Angeles Apartments Associates, No. 1       December 1975
Angeles Apartments Associates, No. 2       December 1975

Note 5   Investments in and Advances to Local Limited
Partnerships Accounted for on the Equity Method

The Partnership has 83.44 percent to 98 percent interests in profits and 83.44 percent to 100 percent interests in losses of the Local Limited Partnerships. Investments in these Local Limited Partnerships were made in installments based typically on the stage of completion and/or occupancy.

Investments in and advances to the Local Limited Partnerships accounted for on the equity method are as follows:

                                 Equity In
                  Capital        Income
                 Contributions   (Losses)       Subtotal
December 31, 1996:
Angeles No. 1      $216,629     $(335,778)     $(119,149)
Angeles No. 2       225,664      (419,272)      (193,608)
Lakewood Apts        36,699      (670,450)      (633,751)
The Villages         88,463    (1,283,223)    (1,194,760)

                 $  567,455   $(2,708,723)   $(2,141,268)

                  Equity In                    Unamortized
                  Losses Not                    Costs of
                  Recorded        Advances     Acquisition      Total
December 31, 1996:
Angeles No. 1     $  76,588         $  -0-         $42,561        $-0-
Angeles No. 2       138,680          3,574          51,354         -0-
Lakewood Apts       570,044            -0-          63,707         -0-
The Villages       1,085,033           -0-         109,727         -0-

                  $1,870,345        $3,574        $267,349        $-0-

                                     Equity In
                      Capital          Income
                   Contributions      (Losses)     Subtotal
December 31, 1995:
Angeles No. 1        $216,630      $(427,157)       $(210,527)
Angeles No. 2         271,566       (485,192)        (213,626)
Lakewood Apts          44,753       (716,080)        (671,327)
Mott Haven VI         900,000     (4,385,743)      (3,485,743)
The Villages          124,476     (1,202,800)      (1,078,324)

                   $1,557,425    $(7,216,972)     $(5,659,547)

                    Equity In                       Unamortized
                    Losses Not                       Costs of
                    Recorded       Advances        Acquisition       Total
December 31, 1995:
Angeles No. 1       $  167,966      $  -0-          $  42,561        $-0-
Angeles No. 2          141,749       20,523            51,354         -0-
Lakewood Apts          607,620         -0-             63,707         -0-
Mott Haven VI        3,363,483         -0-            122,260         -0-
The Villages           968,597         -0-            109,727         -0-

                    $5,249,415      $20,523          $389,609        $-0-

The combined balance sheets of the Local Limited Partnerships accounted for on the equity method at December 31, 1996 and 1995 and the related combined statements of operations, changes in partners capital (deficit), cash flows and selected footnote disclosures from the audited financial statements of the Local Limited Partnerships for the years ended December 31, 1996, 1995 and 1994 are summarized as follows:

COMBINED BALANCE SHEETS OF LOCAL LIMITED PARTNERSHIPS

Assets

                                                     December 31,
                                            1996                       1995

Cash                                    $   196,457               $   287,957
Cash in escrow and
other restricted funds                   1,014,575                    983,143
Accounts receivable                          9,957                     47,070
Prepaid expenses                            46,624                    269,875
Other assets (net of
accumulated amortization)                   41,954                     44,039
                                         1,309,567                  1,632,084

Property on the basis of cost:
  Land                                     504,203                   635,203
  Buildings and improvements             8,752,334                14,604,098
                                         9,256,537                15,239,301
  Less accumulated depreciation         (6,712,551)              (11,510,510)
                                         2,543,986                 3,728,791

                                       $ 3,853,553              $ 5,360,875

              Liabilities and Partners' Capital (Deficit)

Mortgage notes payable                 $ 5,467,487              $9,934,153
Accounts payable and
accrued expenses                           137,290                 621,601
Advances from Urban
Improvement Fund Limited                     3,574                  20,523
Advances from general partners                 -0-                 298,000
Notes payable                              371,970                 322,321
Tenants' security and
other deposits                              77,135                 117,790
                                         6,057,456              11,314,388

Partners' capital (deficit) per accompanying
   statements                          (2,203,903)              (5,953,513)

                                      $ 3,853,553             $ 5,360,875


COMBINED STATEMENTS OF OPERATIONS OF LOCAL LIMITED PARTNERSHIPS

                                            Year Ended December 31
                                1996               1995                 1994
REVENUE:
  Net rental income            $4,628,178        $4,805,244       $4,701,030
  Financial income                 37,536            42,713           23,183
  Other income                     57,364            53,572           50,975
   Total revenue                4,723,078         4,901,529        4,775,188

EXPENSES:
  Administrative                  753,077           840,321          826,470
  Utilities                     1,077,002         1,062,615        1,102,551
  Operating                     1,587,296         1,345,235        1,428,025
Taxes and insurance               833,331           814,873          651,524
  Financial                       267,134           269,240          308,766
  Depreciation                    505,508           525,461          523,503
  Other                             2,574             2,445              740
 Total expenses                 5,025,922         4,860,190        4,841,579

Income (loss) before gain on transfer
of property to HUD               (302,844)           41,339         (66,391)

Gain on transfer of property
   to HUD                       4,146,899               -0-              -0-

Net income (loss)              $3,844,055        $   41,339      $  (66,391)

Amortization of capitalized interest was $32,716 in 1996, 1995 and 1994.


COMBINED STATEMENTS OF CHANGES IN PARTNERS'
CAPITAL (DEFICIT) OF LOCAL LIMITED PARTNERSHIPS

                                Urban
                             Improvement     Other
                                Fund        Limited      General
                               Limited      Partners     Partners       Total
Partners' capital (deficit)
  at January 1, 1994       $(5,620,938)    $(50,789)    $(239,444)  $(5,911,171)
Net income (loss)1994          (62,665)        (434)       (3,292)      (66,391)
Distributions 1994              (6,947)        (219)         (146)       (7,312)
Partners' capital (deficit)
  at December 31, 1994      (5,690,550)     (51,442)     (242,882)   (5,984,874)
Net income (loss) 1995          40,781        5,530        (4,972)       41,339
Distributions 1995              (9,778)        (100)         (100)       (9,978)
Partners' capital (deficit)
  at December 31, 1995      (5,659,547)     (46,012)     (247,954)   (5,953,513)
Net income (loss) 1996       3,608,249         (418)      236,224     3,844,055
Distributions 1996             (89,970)      (1,705)       (2,770)      (94,445)
Partners' capital (deficit)
  at December 31, 1996     $(2,141,268)   $ (48,135)  $ (14,500)   $(2,203,903)

STATEMENTS OF CASH FLOWS OF
LOCAL LIMITED PARTNERSHIPS

                                                 Year Ended December 31,
                                        1996          1995              1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                 $ 3,844,055   $   41,339         $ (66,391)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Gain on transfer of
       property to HUD               (4,146,899)         -0-              -0-
      Depreciation                      503,424      525,461           523,503
      Decrease (increase) in escrows and
        other restricted funds, receivables,
        prepaid expenses and
        other assets                        417       24,780        (290,251)
      Increase (decrease) in accounts pay-
        able, accrued expenses, tenant
        security deposit liability and
        other liabilities                64,657      (27,206)          43,742
          Total adjustments          (3,578,401)     523,035          276,994
            Net cash provided by operating
              activities                265,654      564,374           210,603

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 (105,956)    (208,125)        (168,068)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Mortgage principal
  payments                             (164,454)    (237,232)        (221,239)
  Distributions paid                    (94,445)      (9,978)          (7,312)
  Advance from (repayment
   to) general partner                  (25,000)      25,000             -0-
  Repayments of advances from
   affiliates net                       (16,949)        -0-            (3,213)
  Increase in notes payable              49,649         -0-               -0-
            Net cash used by financing
              activities               (251,199)    (222,210)         (231,764)

NET INCREASE (DECREASE)
            IN CASH                    (91,500)       134,039         (189,229)

CASH BALANCE AT BEGINNING
           OF YEAR                     287,957        153,918         343,147

CASH BALANCE AT
         END OF YEAR                  $ 196,457     $  287,957     $  153,918


SUPPLEMENTAL INFORMATION REGARDING INTEREST
  PAYMENTS IS AS FOLLOWS:

    Interest paid                     $ 181,178    $  212,888       $ 266,367

A reconciliation between combined net income (loss) for financial reporting purposes and the combined net income (loss) for income tax reporting purposes follows:

                                            Year Ended December 31,
                                    1996           1995                 1994

Combined net income
(loss) for  financial
reporting purposes              $3,844,055         $   41,339      $  (66,391)

Differences between depreciation
  for income tax reporting
  purposes and depreciation
   for financial reporting
   purposes                     382,858               338,707         346,895

Gain on transfer of
     property to HUD         (4,146,899)                -0-              -0-

Accrual adjustments
  for financial reporting
   purposes                    (30,388)              20,165           69,841

Combined net income
  (loss) as reported on the
  federal income tax
   returns                   $   49,626          $  400,211       $  350,345

A reconciliation of combined partners' capital (deficit) for financial reporting purposes and combined partners' capital (deficit) for income tax reporting purposes follows:

                                                  December 31,
                                    1996             1995               1994

Combined partners'
capital (deficit) for
financial reporting purposes  $(2,203,903)      $(5,953,513)      $(5,984,874)

Gain on transfer
of property to HUD             (4,146,899)            -0-                -0-

Carrying costs during construction
  capitalized for financial reporting
  purposes, excess of depreciation
  for income tax reporting
  purposes and accrual
  adjustments for financial
  reporting purposes             (799,275)       (1,060,003)      (1,420,964)

Combined partners' capital (deficit)
  as reported on the federal income
   tax returns                $(7,150,077)      $(7,013,516)     $(7,405,838)

  Cost of Buildings

For financial reporting purposes, the Local Limited Partnerships generally capitalized all project costs, including payments to the general partners, interest, taxes, carrying costs and operating expenses offset by incidental rental income, up to the cutoff date for cost certification purposes. For income tax reporting purposes, certain of these amounts were deducted when paid.

  Depreciation of Properties

For financial statement purposes, depreciation is generally computed using the straight-line method over useful lives of twenty-five to forty years, from the date of completion of the building or rehabilitation. For income tax reporting purposes, buildings are depreciated over generally shorter periods on various accelerated methods, and certain rehabilitation costs were amortized using the straight-line method over sixty months under the provisions of Section 167(k) of the Internal
Revenue Code. The Section 167(k) rehabilitation costs for the Local Limited Partnerships have been fully depreciated for income tax reporting purposes.

Certain expenses related to organization of the Local Limited
Partnerships have been deferred and are being amortized for financial statement purposes using the straight-line method over periods of twenty to forty years.

  Mortgage Notes Payable

The Partnerships have mortgages which are payable to or are insured by the Department of Housing and Urban
Development (HUD) totaling $5,467,487 at December
31, 1996 and $9,934,153 at December 31, 1995.  The
mortgage notes payable are secured by deeds of trust on rental property and bear interest at the rate of seven percent per annum. The mortgages will generally be repaid in monthly installments of principal and interest of $46,124 over periods of forty years. HUD makes interest assistance payments on the mortgages insured under
Section 236 which effectively reduce the mortgage payments to those required for mortgages carrying a one percent interest rate.

The scheduled principal reductions for the next five years are as follows:

         1997        $   176,343
         1998            189,092
         1999            202,759
         2000            217,508
         2001            233,135
       Beyond          4,448,650

                      $5,467,487

  Notes Payable

Notes payable include residual receipts notes of $322,321 that are payable to the former General Partner of two Local Limited Partnerships. The residual receipts are non-interest bearing, subordinated to allocable distributions to partners and are due after liquidation of the HUD-insured mortgages. A Local Limited Partnership has a low interest rate flexible subsidy note payable in the amount of $49,649. The note can be repaid from surplus cash through 1998 with the balance due in 2012.

  National Housing Act Subsidies and Restrictions

Under terms of the regulatory agreements with HUD, the Local Limited Partnerships cannot make cash distributions to partners of the Local Limited Partnerships in excess of six percent per annum of stated equity in the respective projects. Such distributions are cumulative but can only be paid from "surplus cash," as defined in the agreements. The Local Limited Partnerships must deposit all cash in excess of the distributable amounts into residual receipts funds which are under the control of the mortgagees, and from which disbursements must be approved by HUD. As of December 31, 1996, approximately $653,000 could be paid to partners of the Local Limited Partnerships as surplus cash becomes available.

Under terms of the regulatory agreements, the Local Limited Partnerships are required to make monthly deposits into replacement funds which are under the control of the mortgagees. Such deposits commence with the initial principal payments on the mortgage loans. Expenditures from the replacement funds must be approved by HUD.

All of the Local Limited Partnerships have entered into rent supplement and/or Section 8 contracts with HUD to provide financial assistance to qualified tenants of the apartment units. Under terms of these contracts, HUD will pay a portion of the rent on behalf of qualified tenants. The maximum dollar amount of these payments is limited by HUD. A substantial portion of rental income is collected through these contracts. During
1996 and 1995, the Local Limited Partnerships received approximately $3,259,000 and $3,231,000, respectively, in rent supplement and Section 8 funds.

  Management

The Local Limited Partnerships have entered into property management contracts with various agents under which the agents are paid property management fees of approximately six percent to eleven and one-half percent of the gross revenues of the respective projects. Most of the agents are affiliated with the General Partners of the Local Limited Partnerships.

Note 6   Investment in Mott Haven Associates Number VI

Mott Haven Associates Number VI generated negative cash flows during 1995 and the mortgage note was assigned to HUD. Despite the efforts of the General Partners, the owners and managers to preserve the development and provide decent and affordable housing, the financial stability of the development is threatened by the imminent expiration of the Section 8 loan management set-aside contracts and the likelihood that they will not be renewed on this property for federal budget and policy reasons. HUD, the owners and the General Partners believe that it is in the best interests of the development and its tenants that the projects be renovated and reconfigured, and that such result can best be accomplished through replacement of the existing management and ownership structure with community-based owners and managers. The General Partner has taken steps to transfer the property to HUD.

For financial reporting purposes, the Partnership has recorded the disposition of its investment in Mott Haven Associates Number VI during November 1996. The components of the gain on the transfer of property to HUD is summarized as follows:

      Assets transferred:

        Cash                                                   $    24,302
         Cash in escrow and other restricted funds                 111,818
        Accounts receivable                                         36,239
        Prepaid expenses                                            82,543
        Other assets
        Property on the basis of cost                            6,088,720
        Accumulated depreciation                                (5,301,383)
                                                                 1,042,239

      Liabilities transferred:

        Mortgage note payable                                   4,302,212
         Accounts payable and accrued expenses                    574,318
        Advance from general partner                              273,000
         Tenant security and other deposits                        39,608
                                                                5,189,138

Gain on transfer of property to HUD                           $ 4,146,899

The General Partner believes that if the Partnership did not consent to the Workout Agreement (transfer of property to HUD), it is more likely than not that HUD would take the necessary steps to sell the property at a foreclosure sale during 1997. Such a foreclosure sale will most probably not result in the return of any cash to the Limited Partners but would result in the recognition of a significant taxable gain by each limited partner. The taxable gain for the limited partners or Urban Improvement Fund Limited in the aggregate is estimated to be $3,899,695 or approximately $669 for each unit. This gain would be passive in nature and could be offset by any suspended passive loss carryforwards. It is estimated that the maximum tax due on this gain would total approximately $1,502,258 for all limited partners or $258 per unit.

Note 7   Sale of the Assets of Alms Hill Apartments

The property of Alms Hill Apartments was sold during 1983.  The sales price of $4,252,781 was composed of $3,206,349 for assumption of the underlying mortgage, $50,000 in cash, the payment of $75,000 of unpaid mortgage principal delinquency, a commitment to pay $200,000 for HUD required renovations, and an installment note of $721,432.  Between 1983
and 1989, $221,432 was paid against principal.   The final installment of
$500,000 was due on August 2, 1993 along with accrued interest.
However, the note could be extended for two additional five year periods by the election of the maker of the installment obligation. The maker of the note elected to extend the note through August 1, 1998. Interest will continue to accrue at eighteen percent per annum and is payable on the anniversary date of the note to the extent that the property has distributable cash flow. During the extension period, any unpaid interest will not accrue. The gain on the sale of the real estate was recognized on the cost recovery method to first recognize the recovery of the asset value, then recognize the gain as the proceeds are received.

URBAN IMPROVEMENT FUND LIMITED
(A Limited Partnership)

SCHEDULE IV

INDEBTEDNESS OF RELATED PARTIES

                                              December 31,
                                           1996                 1995
                           1996          Change      1995      Change   1994

Advances to (repayment from) Local
  Limited Partnerships

Angeles No. 2           $ 3,574        $(16,949)    $20,523    $-0-   $20,523

The above advances are included in the balance sheet caption "Investments in and advances to Local Limited Partnerships accounted for on the equity method." See Note 5 to the financial statements.

                                                     December 31,
                                           1996                       1995
Indebtedness to general partner:

Management fee payable
          to General Partner           $  780,833                $  760,833

  Advances from
           General Partner              $  558,586               $  558,586

URBAN IMPROVEMENT FUND LIMITED
(A Limited Partnership)

Schedule XI

REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL
LIMITED PARTNERSHIPS

December 31, 1996

                                                                Outstanding
  Description                                                     Mortgage
Partnership/Location                      No. of Units            Balance

Angeles Apartments
Assoc. No.1
Los Angeles, California                 94 apartments           $   962,017

Angeles Apartments
Assoc. No.2
Los Angeles, California                109 apartments            1,149,704

Lakewood Apartments
  Vinton, Virginia                     108 apartments            1,247,516

The Villages, Ltd.
  Waco, Texas                          250 apartments            2,108,250

                                                               $ 5,467,487


                                     Buildings
                                       and                      Accumulated
Partnership/Location          Land   Improvement      Total     Depreciation

Angeles Apartments
Assoc. No.1
Los Angeles, California   $144,046   $1,675,725     $1,819,771  $(1,139,946)

Angeles Apartments
Assoc. No.2
Los Angeles, California    108,917   2,047,706       2,156,623   (1,398,947)

Lakewood Apartments
  Vinton, Virginia          59,882    1,729,845      1,789,727  (1,331,613)

The Villages, Ltd.
  Waco, Texas              191,358    3,299,058      3,490,416  (2,842,045)

                          $504,203   $8,752,334     $9,256,537 $(6,712,551)

                                                               Life in Which
                                                                Depreciation
                                                                  in Latest
                            Date of                                Income
                           Completion of         Date             Statement
Partnership/Location       Construction          Acquired       is Computed
Angeles Apartments
Assoc. No.1
Los Angeles, California        1974                1972        10 to 40 years

Angeles Apartments
Assoc. No.2
Los Angeles, California        1974               1972         5 to 30 years

Lakewood Apartments
  Vinton, Virginia             1974               1972         3 to 35 years

The Villages, Ltd.
  Waco, Texas                  1974                1972         6 to 25 years

                                   Buildings &          Total     Accumulated
                     Land         Improvement            Cost    Depreciation

Balance at
January 1, 1995    635,203         14,395,973       15,031,176     10,985,049
Acquisitions          -0-             208,125         208,125         525,461

Balance at
December 31, 1995    635,203         14,604,098     15,239,301     11,510,510
Acquisitions           -0-             105,956         105,956        503,424
Assignment of
mortgage to HUD--
Mott Haven
Associates No. 6   (131,000)      (5,957,720)      (6,088,720)    (5,301,383)

Balance at
December 31, 1996   $504,203     $ 8,752,334    $ 9,256,537    $  6,712,551

  Note-- Capital improvements since original construction or rehabilitation are not material to the combined financial statements and, as such, are not disclosed separately. The financial statement category of buildings and improvements is composed substantially of cost plus the initial renovation upon acquisition. The total cost of land and buildings for federal income tax reporting purposes is approximately $8,639,000.