Form 10-Q
period 1997-03-31
URBAN IMPROVEMENT FUND LIMITED 1972
filed 1997-09-24
CIK 850453

UNITED STATES

                           SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549

                                         FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes X      No      .

                                   PART I   FINANCIAL INFORMATION

                                       Item 1   Financial Statements

                                               BALANCE SHEETS

                               URBAN IMPROVEMENT FUND LIMITED   1972
                                                (A Limited Partnership)


                                                          ASSETS

                                           March 31,              December 31,
                                            1997                      1996

Cash                                   $   25,677                $   59,063

Investments in and advances to
         Local Limited Partnerships
         accounted for on the equity
         method                              -0-                       -0-

                 Total Assets         $   25,677                $   59,063


                                          LIABILITIES AND PARTNERS' (DEFICIT)

Accounts payable                     $     3,745               $    4,000

Management fee payable                   770,833                  780,833

Payable to affiliates                    558,586                  558,586

Distribution payable                         641                      641

         Total Liabilities             1,333,805                1,344,060

Partners' (Deficit):
General Partner   5 Partnership units
authorized, issued and outstanding        (1,121)                  (1,103)

Limited Partners   5,830 Partnership units
authorized, issued and outstanding    (1,307,007)              (1,283,894)
                                      (1,308,128)              (1,284,997)

Total Liabilities and
    Partners'  (Deficit)              $   25,677               $   59,063

Unaudited.  See accompanying notes.

                           CAPITALIZATION AND PARTNERS' (DEFICIT)

                            URBAN IMPROVEMENT FUND LIMITED   1972
                                     (A Limited Partnership)



                                              March 31,           December 31,
                                                1997                1996

General Partner Interest
 5 Partnership units issued
   and outstanding                         $     5,000          $     5,000

Limited Partners' Interest   5,830
         Partnership units issued and
         outstanding                         5,830,000            5,830,000

                 Total                       5,835,000            5,835,000

Offering Expenses                             (641,492)            (641,492)

Distributions to partners                     (271,214)            (271,214)

Accumulated loss through
         December 31, 1996                  (6,207,291)          (6,207,291)

Loss for the three-month period
         ended March 31, 1997                  (23,131)                 -0-
                                            (6,230,422)          (6,207,291)

Partners' (deficit) at end of period       $(1,308,128)         $(1,284,997)


Unaudited.  See accompanying notes

                                       STATEMENTS OF INCOME
                             URBAN IMPROVEMENT FUND LIMITED   1972
                                      (A Limited Partnership)

                                             For the Three-Month
                                                  Period Ended
                                                  March 31,
                                    1997                               1996
                                $     331                         $     -0-

Cost and expenses:

    Professional fees               3,745                            4,242

    Management fee                 10,000                           10,000

       Other expenses               9,717                              -0-


Loss before equity in loss of
    Local Limited Partnerships    (23,131)                        (14,242)

Equity in loss of Local Limited
        Partnerships                  -0-                             -0-

       Net loss                 $ (23,131)                      $ (14,242)

Allocation of Net Loss:

Net loss allocated to
   General Partner              $     (20)                      $     (12)

Net loss allocated to
   Limited Partners               (23,111)                        (14,230)
                                $ (23,131)                      $ (14,242)

Net loss allocated to Limited Partners per
    Limited  Partnership Unit
    (5,830 units outstanding at
    March 31, 1997 and 1996)    $      (4)                      $     (2)


Unaudited.  See accompanying notes.

                                  STATEMENTS OF CASH FLOWS
                             URBAN IMPROVEMENT FUND LIMITED   1972
                                  (A Limited Partnership)



                                                       For the Three-Month
                                                          Period Ended
                                                           March 31,
                                                 1997                     1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $ (23,131)           $ (14,242)
  Adjustments to reconcile net loss to net
  cash used by operating activities:
     Increase in accounts payable, management fees
   payable and payable to affiliates             (10,255)              13,745
      Total adjustments                          (10,255)              13,745

      Net cash provided (used) by operating
        activities                               (33,386)                (497)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                             (33,386)                (497)

CASH BALANCE AT BEGINNING OF PERIOD               59,063                  643

CASH BALANCE AT END OF PERIOD                   $ 25,677            $     146

Unaudited.  See accompanying notes.

                         NOTES TO SUMMARIZE FINANCIAL INFORMATION
                                       March 31, 1997

                         URBAN IMPROVEMENT FUND LIMITED   1972
                                   (A Limited Partnership)

Note 1   Organization   Urban Improvement Fund Limited (the Partnership) was
formed under the California Uniform Limited Partnership Act on February 22, 1972, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 5,830 units of limited partnership interest pursuant to a public offering of such units which terminated on December 31, 1972. The Partnership also issued five units of general partnership interest to Interfinancial Real Estate Management Company (the General Partner). For income tax and financial reporting purposes, profits and losses are allocated
 .08659 percent to the General Partner and 99.91341 percent to the Limited Partners.

Note 2   Method of Accounting   Initial rent-up fees paid by the Partnership to
the General Partner, deducted when paid for income tax purposes, are capitalized as acquisition costs of the Local Limited Partnerships for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives (fifteen to forty years) of the Local Limited Partnership Properties. Amortization is discontinued when the investment is reduced to zero.

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

Taxes on Income
No provision for taxes on income is required since all taxable income or loss of the Partnership is allocated to the partners for inclusion in their respective tax returns.

Cash Equivalents
Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Note 3   Management of Urban Improvement Fund Limited

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

                                                         Date PSI Became
           Local Limited Partnership                     General Partner

    (1) Alms Hill Apartments Limited                     December 1977

        Angeles Apartments Associates, No. 1             December 1975

        Angeles Apartments Associates, No. 2             December 1975

(1)  This property was sold through a resyndication during August, 1984.

Note 4 Investments in Local Limited Partnerships As of March 31, 1997 and 1996, the Partnership has investments in five active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment, advances and unamortized costs of acquisition less the Partnership's share of losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited
Partnership.   The Partnership has an investment in one Limited Partnership that sold its real estate during 1984.  This Partnership (Alms Hill
Apartments, Ltd.) holds a note receivable for a portion of the sales proceeds.

    The investment in Local Limited Partnerships is comprised of:

                                    March 31, 1997           December 31, 1996

Capital contributions                $ 1,954,289                $ 1,954,289

Distributions                           (486,833)                  (486,833)

Equity in loss                        (1,860,639)                (1,860,639)

Advances                                   3,574                      3,574

Unamortized costs of acquisitions        389,609                    389,609

                                     $       -0-                $       -0-

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Partnership has followed the practice of investing available funds not used in the purchase of properties or in operations into short-term investments. Revenues resulted from such short-term investments. The Partnership is dependent upon interest earned and the distributions and repayment of advances from Local Limited Partners for cash flow.

Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to three tenths of one percent of invested assets or $64,325 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000). The Partnership recorded management fee expense of $10,000 for the three-month period ended March 31, 1997 and 1996.

The Partnership has not recognized income or losses of the Local Limited Partnerships for the period ending March 31, 1997 and 1996 because all investments have been reduced to zero and no distributions were received and no advances were repaid during this period.

                                      PART II   OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K
    a)None
    b) The registrant has not filed a report on Form 8-K during the quarter ending March 31, 1997.


                                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           URBAN IMPROVEMENT FUND LIMITED   1972

(Registrant)

Date:  08-25-97
By:  Interfinancial Real Estate Management Company, General Partner


Date:  08-25-97
By:  Michael Fulbright, Secretary


Date:  08-25-97
By: John M. Orehek, Senior Vice President