Form 10-Q
period 1997-06-30
URBAN IMPROVEMENT FUND LIMITED 1972
filed 1997-10-31
CIK 850453

UNITED STATES

                             SECURITIES AND EXCHANGE COMMISSION

                                   Washington, D.C. 20549

                                          FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                       For the quarterly period ended June 30, 1997

                                            OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

          For the transition period from _________ to ________.

                         Commission File Number 2-43162

                    URBAN IMPROVEMENT FUND LIMITED - 1972
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

                       PART I   FINANCIAL INFORMATION

                       Item 1   Financial Statements

                             BALANCE SHEETS

                     URBAN IMPROVEMENT FUND LIMITED - 1972
                            (A Limited Partnership)


                                   ASSETS

                                                                               June 30,              December 31,
                                           1997                    1996

Cash                                $    19,608               $   59,063

Investments in and advances to
Local Limited Partnerships
accounted for on the equity
method                                     -0-                      -0-

Total Assets                       $    19,608               $   59,063

                          LIABILITIES AND PARTNERS' (DEFICIT)

Accounts payable                   $       -0-              $    4,000

Management fee payable                 780,833                 780,833

Payable to affiliates                  558,586                 558,586

Distribution payable                       641                     641

         Total Liabilities           1,340,060               1,344,060

Partners' (Deficit):
General Partner - 5
Partnership units
authorized, issued
and outstanding                         (1,132)                (1,103)

Limited Partners - 5,830
Partnership units
authorized, issued and
outstanding                         (1,319,320)            (1,283,894)
                                    (1,320,452)            (1,284,997)

Total Liabilities and
Partners' Deficit)                  $   19,608             $   59,063


Unaudited.  See accompanying notes.

                        CAPITALIZATION AND PARTNERS' (DEFICIT)

                         URBAN IMPROVEMENT FUND LIMITED-1972
                               (A Limited Partnership)

                                     June 30,              December 31,
                                                                                     1997                      1996

General Partner Interest - 5
Partnership units issued and
outstanding                       $     5,000         $     5,000

Limited Partners' Interest -
5,830 Partnership units issued
ando utstanding                     5,830,000           5,830,000

   Total                            5,835,000           5,835,000

Offering Expenses                    (641,492)           (641,492)

Distributions to partners            (271,214)           (271,214)

Accumulated loss through
 December 31, 1996                 (6,207,291)         (6,207,291)

Loss for the six-month period
ended June 30, 1997                   (35,455)                -0-
                                                                                   (6,242,746)            (6,207,291)

Partners' (deficit) at end
of period                         $(1,320,452)        $(1,284,997)

Unaudited.  See accompanying notes

                                STATEMENTS OF INCOME
                          URBAN IMPROVEMENT FUND LIMITED - 1972
                                 (A Limited Partnership)

                               For the Three-Month        For the Six-Month
                                  Period Ended              Period Ended
                                    June 30,                   June 30
                                 1997        1996          1997       1996

Revenues                      $     93   $     603    $     424  $     603

Cost and expenses:

Professional fees                3,405       9,980        7,150     14,150

Management fee                  10,000      10,000       20,000     20,000

Other expenses                   9,452         -0-       19,170        -0-
                                22,857      19,908       46,320     34,150

Loss before equity in
loss of Local Limited
Partnerships                   (22,764)    (19,305)     (45,896)   (33,547)

Equity in loss of Local
Limited Partnerships            10,441      74,478       10,441     74,478

  Net loss                   $ (12,323)  $  55,173    $ (35,455)  $ 40,931

Allocation of Net Loss:

Net income (loss) allocated
 to General Partner          $     (10)  $      48    $     (30)  $     35


Net income (loss) allocated
 to Limited Partners           (12,313)     55,125      (35,425)    40,896

                             $ (12,323)  $  55,173    $ (35,455)  $ 40,931


Net loss allocated to Limited
 Partners per Limited  Partner-
 ship Unit (5,830 units out-
 standing at June 30, 1997
 and 1996)                   $     (2)   $       9    $      (6)  $      7




Unaudited.  See accompanying notes.

                            STATEMENTS OF CASH FLOWS
                    URBAN IMPROVEMENT FUND LIMITED - 1972
                          (A Limited Partnership)

                              For the Three-Month         For the Six-Month
                                 Period Ended               Period Ended
                                    June 30,                   June 30,
                               1997         1996          1997        1996

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)          $ (12,323)      $ 55,173     $(35,455)    $40,931
Adjustments to reconcile
net income (loss) to net
cash used by operating
activities:
Equity in income of local
limited partnerships         (10,441)      (74,478)      (10,441)   (74,478)
Increase (decrease) in
accounts payable, man-
agement fees payable
and payable to affiliates      6,253        (3,745)       (4,000)    10,000
 Total adjustments            (4,188)      (78,223)      (14,441)   (64,478)

 Net cash used by
  operating activities       (16,511)      (23,050)      (49,896)   (23,547)

CASH FLOWS FROM INVESTING
ACTIVITIES:
 Distributions                30,148        53,955        30,148     53,955
 Net advances paid by
 local limited partner-
 ships                       (19,707)       20,523       (19,707)    20,523
  Net cash provided
   by investing
   activities                 10,441        74,478        10,441     74,478

NET INCREASE (DECREASE)
IN CASH AND CASH
EQUIVALENTS                   (6,070)       51,428       (39,455)    50,931

CASH BALANCE AT
BEGINNING OF PERIOD           25,678           146        59,063        643

CASH BALANCE AT END
OF  PERIOD                 $  19,608     $  51,574     $  19,608  $  51,574


Unaudited.  See accompanying notes.

                             NOTES TO SUMMARIZE FINANCIAL INFORMATION
                                         June 30, 1997

                             URBAN IMPROVEMENT FUND LIMITED   1972
                                     (A Limited Partnership)

Note 1 - Organization Urban Improvement Fund Limited - (the Partnership) was formed under the California Uniform Limited Partnership Act on February 22, 1972, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 5,830 units of limited partnership interest pursuant to a public offering of such units which terminated on December 31, 1972. The Partnership also issued five units of general partnership interest to Interfinancial Real Estate Management Company (the General Partner). For income tax and financial reporting purposes, profits and losses are allocated
 .08659 percent to the General Partner and 99.91341 percent to the Limited Partners.

Note 2 - Method of Accounting - Initial rent-up fees paid by the Partnership to the General Partner, deducted when paid for income tax purposes, are capitalized as acquisition costs of the Local Limited Partnerships for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives (fifteen to forty years) of the Local Limited Partnership Properties. Amortization is discontinued when the investment is reduced to zero.

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

Note 3 - Management of Urban Improvement Fund Limited - Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to three tenths of one percent of invested assets or $64,325 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000). This fee was not payable during the first six years unless annual tax deductions plus cash distributions aggregated
$550 per unit on a cumulative basis. The required level of tax deductions was not achieved; and, accordingly, the fee was not paid for those years. However, fees of $240,000 were recorded as a liability to the General Partner.

Management fees totaling $540,833 for subsequent years have been accrued to the General Partner because cash flow was not sufficient to pay the fees. The Partnership will also pay the General Partner a liquidation fee for the sale of projects.

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

Note 4 - Investments in Local Limited Partnerships - As of June 30, 1997 and 1996, the Partnership has investments in five active real estate
Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment, advances and unamortized costs of acquisition less the Partnership's share of losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership.

The Partnership has an investment in one Limited Partnership that sold its real estate during 1984. This Partnership (Alms Hill Apartments, Ltd.) holds a note receivable for a portion of the sales proceeds.

The investment in Local Limited Partnerships is comprised of:


                                     June 30, 1997         December 31, 1996

Capital contributions                 $ 1,954,289             $ 1,954,289

Distributions                            (516,980)               (486,833)

Equity in loss                         (1,850,199)             (1,860,639)

Advances                                   23,281                   3,574

Unamortized costs
of acquisitions                           389,609                 389,609

                                      $       -0-             $       -0-

                      Item 2 - Management's Discussion and Analysis of
                       Financial Condition and Results of Operations.

The Partnership has followed the practice of investing available funds not used in the purchase of properties or in operations into short-term investments. Revenues resulted from such short-term investments. The Partnership is dependent upon interest earned and the distributions and repayment of advances from Local Limited Partners for cash flow.

Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to three tenths of one percent of invested assets or $64,325 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000). The Partnership recorded management fee expense of $20,000 for the six-month period ended June 30, 1997 and 1996.

The components of the Partnership's equity in net income (loss) of the local limited partnership for June 30, 1997 and 1996 is summarized as follows:

                             For the Three-Month       For the Six-Month
                                Period Ended              Period Ended
                                  June 30,                  June 30,
                              1997        1996         1997         1996

Distributions received from
Partnership with zero
investment:
 Lakewood Apartments      $   8,054   $   8,054    $   8,054     $   8,054
 Angeles II                  22,094      45,901       22,094        45,901
                             30,148      53,955       30,148        53,955

Repayment from (advances
to) Partnerships with
zero investment:
 Angeles I                  (19,707)     20,523      (19,707)       20,523
                            (19,707)     20,523      (19,707)       20,523

                          $  10,441   $  74,478    $  10,441      $ 74,478

                                 PART II - OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K
     a) None
     b) The registrant has not filed a report on Form 8-K during the quarter ending June 30, 1997.

                                    SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







URBAN IMPROVEMENT FUND LIMITED - 1972
(Registrant)
By:  Interfinancial Real Estate Management
Company, General Partner



Date  October 31, 1997

          Michael Fulbright
              (Signature)
By:  Michael Fulbright, Secretary



Date  October 31, 1997


          John M. Orehek
             (Signature)
By: John M. Orehek, Senior Vice President