Form 10-Q
period 1997-09-30
URBAN IMPROVEMENT FUND LIMITED 1972
filed 1997-12-09
CIK 850453

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                    FORM 10-Q

[   ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997

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

                      PART I   FINANCIAL INFORMATION

                       Item 1   Financial Statements

                              BALANCE SHEETS

                   URBAN IMPROVEMENT FUND LIMITED - 1972
                         (A Limited Partnership)

                                  ASSETS

                                          September 30,         December 31,
                                                                                1997                              1996
Cash                                       $   23,946          $   59,063

Accounts Receivable                             4,932                 -0-

Investments in and advances to Local
 Limited Partnerships accounted
 for on the equity method                         -0-                 -0-

  Total Assets                             $   28,878          $   59,063


                     LIABILITIES AND PARTNERS' (DEFICIT)

Accounts payable                           $      -0-         $     4,000

Management fee payable                        780,833             780,833

Payable to affiliates                         558,586             558,586

Distribution payable                              641                 641

  Total Liabilities                         1,340,060           1,344,060

Partners' (Deficit):
 General Partner - 5 Partnership
 units authorized, issued and
 outstanding                                   (1,135)             (1,103)

Limited Partners - 5,830 Partnership
 units  authorized, issued and
 outstanding                               (1,310,047)         (1,283,894)
                                           (1,311,182)         (1,284,997)

 Total Liabilities and Partners'
  (Deficit)                                $   28,878          $   59,063



Unaudited.  See accompanying notes.

                      CAPITALIZATION AND PARTNERS' (DEFICIT)

                      URBAN IMPROVEMENT FUND LIMITED  - 1972

                            (A Limited Partnership)

                                            September 30,        December 31,
                                                1997                 1996

General Partner Interest -
 5 Partnership units issued
 and outstanding                           $     5,000         $     5,000

Limited Partners' Interest -
 5,830 Partnership units issued
  and outstanding                            5,830,000           5,830,000

    Total                                    5,835,000           5,835,000

Offering Expenses                             (641,492)           (641,492)

Distributions to partners                     (271,214)           (271,214)

Accumulated loss through
  December 31, 1996                         (6,207,291)         (6,207,291)

Loss for the nine-month period
  ended September 30, 1997                     (26,185)                -0-
                                            (6,233,476)         (6,207,291)

Partners' (deficit) at end
 of period                                 $(1,311,182)        $(1,284,997)


Unaudited.  See accompanying notesSTATEMENTS OF INCOME

                      URBAN IMPROVEMENT FUND LIMITED   1972
                             (A Limited Partnership)

                             For the Three-Month           For the Nine-Month
                                 Period Ended                 Period Ended
                                 September 30,                September 30,
                             1997           1996           1997          1996

Revenues                 $    -0-       $     519       $     424     $  1,122

Cost and expenses:

 Professional fees          10,482          3,804          17,632       17,954

 Management fee             10,000         10,000          30,000       30,000

 Other expenses              5,156            -0-          24,326          -0-
                            25,638         13,804          71,958       47,954

Loss before equity in
income (loss)
of Local Limited
Partnerships               (25,638)       (13,285)        (71,534)     (46,832)

Equity in income (loss)
  of Local
  Limited Partnerships      34,908            -0-          45,349       74,478

Net income (loss)          $ 9,270      $ (13,285)      $ (26,185)    $ 27,646

Allocation of Net Loss:

 Net income (loss)
 allocated to General
 Partner                  $      7     $      (11)      $     (23)   $     24

 Net income (loss)
 allocated to Limited
 Partners                    9,263        (13,274)        (26,162)     27,622

                           $ 9,270      $ (13,285)      $ (26,185)   $ 27,646

Net loss allocated
 to Limited  Partners
 per Limited  Partner-
 ship Unit (5,830 units
 outstanding at
 September 30,
 1997 and 1996)           $      2      $      (2)      $      (4)    $     5


Unaudited.  See accompanying notes.STATEMENTS OF CASH FLOWS

                     URBAN IMPROVEMENT FUND LIMITED  - 1972
                             (A Limited Partnership)

                                 For the Three-Month      For the Nine-Month
                                    Period Ended             Period Ended
                                    September 30,            September 30,
                                1997            1996     1997           1996

CASH FLOWS FROM
OPERATING ACTIVITIES:
 Net income (loss)           $ 9,270       $ (13,285)  $(26,185)      $27,646
 Adjustments to recon-
 cile net income (loss)
 to net cash used by
 operating activities:
  Equity in income of
  local limited partner-
  ships                      (34,908)           -0-     (45,349)      (74,478)
  Increase (decrease)
  in accounts payable,
  management fees pay-
  able and payable to
  affiliates                  (4,932)           -0-      (8,932)       10,000
    Total adjustments        (39,840)           -0-     (54,281)      (64,478)

      Net cash used by
      operating activities   (30,570)       (13,285)    (80,466)      (36,832)

CASH FLOWS FROM
  INVESTING ACTIVITIES:
    Distributions             30,148            -0-      30,148        53,955
    Net advances paid by
    local limited partner-
    ships                      4,760            -0-      15,201        20,523
      Net cash provided
       by investing
       activities             34,908            -0-      45,349        74,478

NET INCREASE (DECREASE)
  IN CASH AND CASH
  EQUIVALENTS                  4,338        (13,285)    (35,117)       37,646

CASH BALANCE AT
  BEGINNING OF PERIOD         19,608         51,574      59,063           643


CASH BALANCE AT END
  OF PERIOD                 $ 23,946       $ 38,289    $ 23,946      $ 38,289

Unaudited.  See accompanying notes.

                      NOTES TO SUMMARIZE FINANCIAL INFORMATION
                                  September 30, 1997

                      URBAN IMPROVEMENT FUND LIMITED - 1972
                            (A Limited Partnership)

Note 1 - Organization - Urban Improvement Fund Limited (the Partnership) was formed under the California Uniform Limited Partnership Act on February 22, 1972, for the principal purpose of investing in other limited partner-ships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 5,830 units of limited partner-ship interest pursuant to a public offering of such units which terminated on December 31, 1972. The Partnership also issued five units of general partnership interest to Interfinancial Real Estate Management Company (the General Partner). For income tax and financial reporting purposes, profits and losses are allocated .08659 percent to the General Partner and 99.91341 percent to the Limited Partners.

Note 2 - Method of Accounting - Initial rent-up fees paid by the Partner-ship to the General Partner, deducted when paid for income tax purposes, are capitalized as acquisition costs of the Local Limited Partnerships for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives (fifteen to forty years) of the Local Limited Partnership Properties. Amortization is discontinued when the investment is reduced to zero.

Repayment of advances and cash distributins by Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the period received. Additional advances to Local Limited Partnership, after an investment is reduced to zero, are recognized as losses in the period paid.

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

Note 4 - Investments in Local Limited Partnerships - As of September 30,
1997 and 1996, the Partnership has investments in five active real estate Limited Partnership (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment, advances and unamortized costs of acquisition less the Partnership's share of losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additinal funds to the local Limited Partnership.

The partnership has an investment in one Limited Partnership that sold its real estate during 1984. This Partnership (Alms Hill Apartments, Ltd.) holds a note receivable for a portion of the sales proceeds.

The investment in Local Limited Partnerships is comprised of:

                                    September 30, 1997     December 31, 1996

Capital contributions                  $  1,954,289           $  1,954,289

Distributions                              (516,980)              (486,833)

Equity in loss                           (1,815,290)            (1,860,639)

Advances                                    (11,628)                 3,574

Unamortized costs of acquisitions           389,609                389,609

                                       $        -0-           $        -0-

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

     Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to three tenths of one percent of invested assets or $64,325
(the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000). The Partnership recorded management fee expense of $30,000 for the nine-month period ended September 30, 1997 and 1996.

The components of the Partnership's equity in net income (loss) of the local limited partnership for September 30, 1997 and 1996 is summarized as follows:

                             For the Three-Month        For the Nine-Month
                                Period Ended               Period Ended
                                September 30,              September 30,
                             1997           1996        1997          1996

Distributions received
from Partnership with
zero investment:
  Lakewood Apartments       $  -0-        $   -0-    $   8,054    $   8,054
  Angeles II                   -0-            -0-       22,094       45,901
                               -0-            -0-       30,148       53,955

Repayment from (advances
to) Partnerships with
zero investment:
  Angeles I                 34,908            -0-       15,201       20,523
                            34,908            -0-       15,201       20,523

                          $ 34,908         $  -0-    $  45,349     $ 74,478

                           PART II   OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K
     a)  None
     b) The registrant has not filed a report on Form 8-K during the quarter ending September 30, 1997.

                                  SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



URBAN IMPROVEMENT FUND LIMITED   1972
           (Registrant)
By:  Interfinancial Real Estate Management
     Company, General Partner



Date  December 9, 1997

       Michael Fulbright
         (Signature)
By:  Michael Fulbright, Secretary

Date  December 9. 1997

       John M. Orehek
         (Signature)
By: John M. Orehek, Senior Vice President