Form 10-K
period 1997-12-31
URBAN IMPROVEMENT FUND LIMITED 1972
filed 1998-07-29
CIK 850453

UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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


Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1997: No established market value.

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

     (b) Financial Information about Industry Segment - The Registrant is engaged in only one line of business.

     (c) Narrative Description of Business - The real estate business is highly competitive. The Registrant competes with numerous established apartment owners and real estate developers of low-income housing having greater financial resources. There is additional risk of new construction occurring in areas where the Registrant has invested in existing government-assisted housing projects.

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

Item 2.  Properties
     The Registrant owns equity interests as a Limited Partner in the following real estate projects as of December 31, 1997:

                                                                                                1997
                                            No. of             Percent of
          Name                Type           Units             Occupancy

Angeles Apts. No. 1
Los Angeles, California     236 Rehab.    94 Residential           99%

Angeles Apts. No. 2
Los Angeles, California     236 Rehab.    109 Residential          93%

Lakewood Apts
Vinton, Virginia            236 New       108 Residential          99%

The Villages                221(d)(3)     250 Residential          94%
Waco, Texas                 New

    Mortgage indebtedness associated with each project is shown in
Schedule XI of this report.

The following property was assigned to HUD at December 31, 1997:

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

The following property was assigned to HUD during 1997:

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

  (b)  Holders

    Title of        Name & Address of          Amount and Nature of   % of
     Class          Be neficial Owner          Beneficial Ownership   Class

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

    (c) There were no distributions to partners during 1997, 1996, 1995, 1994 or 1993.

Item 6.  Selected Financial Data

These statements do not include all disclosures required under generally accepted accounting principles; however, when read in conjunction with the related financial statements and notes thereto included under Item 8, the statements include all generally accepted accounting principles disclosures for the latest three years.


                                    Year Ended December 31,
                         1997        1996       1995      1994      1993

Interest income      $    424     $  1,455   $    118   $    263  $    380

Operating expenses:
 Management fee         40,000      40,000     40,000     40,000    40,000
 Other expenses         21,731      33,954     15,157     15,226    17,807
                        61,731      73,954     55,157     55,226    57,807

Loss before equity
in income of Local
Limited Partnerships   (61,307)     (72,499)  (55,039)   (54,963)  (57,427)

Equity in income of
Local Limited
Partnerships            33,746      106,919     9,778      6,947    39,081

Net income (loss)     $(27,561)    $ 34,420  $(45,261)  $(48,016) $(18,346)

Allocation of net
income (loss):
Net income (loss)
 allocated to
 General Partners     $    (24)    $     30  $    (39)  $    (42) $    (17)
 Net income (loss)
 allocated to
 Limited Partners      (27,537)      34,390   (45,222)   (47,974)  (18,329)

                      $(27,561)    $ 34,420  $(45,261)  $(48,016) $(18,346)

Net financial
 reporting income
(loss) per unit:
General partnership
 units  (5 units
 outstanding
 allocated
 to General
 Partner)            $     (5)     $      6  $    (8)   $     (8) $     (3)
Limited partnership
 units (5,830 units
 outstanding
 allocated to
 Limited
 Partners)           $     (5)     $      6  $     (8)   $     (8) $     (3)

Total assets         $  7,247      $ 59,063  $    643    $  6,009  $ 11,425

Long term
obligations          $    -0-      $    -0-  $    -0-    $    -0-  $    -0-

Cash distributions   $    -0-      $    -0-  $    -0-    $    -0-  $    -0-

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

                       1997       1996        1995        1994         1993

Urban's share of
distributions      $ 30,148    $ 89,970    $  9,778    $  6,947     $ 29,466

Advances (made to)
  repaid by
  Local Limited
  Partnerships     $  3,598    $ 16,949    $    -0-    $    -0-     $  9,615

Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to three- tenths of one percent of invested assets or $64,325. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $40,000.) This fee was not payable during the first six years unless annual tax deductions plus cash distributions aggregated $550 per unit on a cumulative basis.
The required level of tax deductions was not achieved and, accordingly, the fee was not paid for those years. However, fees of $240,000 were recorded as a liability to the General Partner. Management fees payable totaling

$550,833 payable to the General Partner for subsequent years have been accrued because cash flow was not sufficient to pay the fees. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect.

At December 31, 1997, the Partnership had investments in four active real estate limited partnerships as a Limited Partner. The Partnership carries such investments on the equity method of accounting. The Partnership discontinues recording losses for financial reporting purposes when its investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. At year- end, all of the investments were reduced to zero. The equity in income in Local Limited Partnerships resulted from either Local Limited Partnerships, whose investments have not been reduced to zero, reporting income from operations and/or Local Limited Partnerships, whose investments have been reduced to zero, who paid distributions or repaid an advance. Additional advances to Local Limited Partnerships, after an investment is reduced to zero, are recorded as losses. The components of the Partnership's equity in net income of the Local
Limited Partnerships for 1997, 1996 and 1995 is summarized as follows:

                                                   1997            1996            1995

Net repayments from (advances to)
Partnerships with zero investments:

    Angeles I                                   $   3,598        $  16,949       $     -0-

Distributions received from
Partnerships with zero investments:

    Angeles II                                     22,094            45,903             -0-
    The Villages                                      -0-            36,013             -0-
    Lakewood Apartments                             8,054             8,054        9,778

Equity in income of Local Limited
  Partnerships                                  $  33,746         $ 106,919    $   9,778

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

Operating expenses have remained constant from 1992 through 1997.
During 1996, the Partnership incurred additional costs of $18,254 for consulting service inconnection with LIHPHRA and the transfer of the property of Mott Haven Apartments VI to HUD.

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

                Name             Age              Office
           Paul H. Pfleger        62        Director/President
           John M. Orehek         43        Director/Senior Vice President

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

                      Name               Age                Office
                 Paul H. Pfleger          62         Chairman of the Board
                 John M. Orehek           43         Senior Vice President
                 Michael Fulbright        43         Secretary

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

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form
8-K.
(a) 1. Financial Statements:

         Report of independent certified public accountants.

         Balance Sheets at December 31, 1997 and 1996.

         Statements of Income for the years ended December 31, 1997, 1996 and 1995.

         Statements of Changes in Partners' Capital for the years ended December 31, 1997, 1996 and 1995.

       Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

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

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the last quarter of 1997.

(c) Exhibits

    Form 12b-25

(d) Financial Statement Schedules:

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

           (REGISTRANT)  URBAN IMPROVEMENT FUND LIMITED - 1972
                         BY:  INTERFINANCIAL REAL ESTATE MANAGEMENT
                         COMPANY




Date:  July 29, 1998
By:    Paul H. Pfleger
       President
       Interfinancial Real Estate Management Company



Date:  July 29, 1998
By:    John M. Orehek
       Senior Vice President
       Interfinancial Real Estate Management Company


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  July 29, 1998
By:    Paul H. Pfleger, Director
       Interfinancial Real Estate Management Company



Date:  July 29, 1998
By:    John M. Orehek, Director
       Interfinancial Real Estate Management Company.

                  URBAN IMPROVEMENT FUND LIMITED
                       SEATTLE, WASHINGTON

                    ANNUAL REPORT ON FORM 10-K
           ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(d)
            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
             LIST OF FINANCIAL STATEMENTS AND FINANCIAL
                        STATEMENT SCHEDULES
                  YEAR ENDED December 31, 1997

URBAN IMPROVEMENT FUND LIMITED
(A Limited Partnership)
Form 10-K   Items 14(a)(1) and (2)
Form 10-K   Item 14(d)


INDEX TO FINANCIAL STATEMENTS


The following financial statements of Urban Improvement Fund Limited are included in Item 8 and Item 14(a)(1)

    Independent auditors' report       . . . . . . . . . . . . . . . . F-3

    Balance sheets at December 31, 1997 and 1996       . . . . . . . . F-4

    Statements of income for the years ended December 31, 1997,
    1996 and 1995.                                               . . . F-5

    Statements of changes in partners' capital (deficit) for the
    years ended December 31, 1997, 1996 and 1995. . . .                F-6

    Statements of cash flows for the years ended December 31, 1997,
    1996 and 1995.                                             . . . . F-7

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

                      INDEPENDENT AUDITORS' REPORT


To the Partners
Urban Improvement Fund Limited - 1972

We have audited the accompanying balance sheets of Urban Improvement
Fund, Limited (a Limited Partnership) as of December 31, 1997 and 1996, and the related statements of changes in partners' capital (deficit), income and cash flows for the years ended December 31, 1997, 1996 and 1995 and the related schedules listed in Item 14(a)2 of the annual report on Form 10-K of Urban Improvement Fund Limited for the years ended
December 31, 1997, 1996 and 1995. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit two in 1997 and 1996 and three in 1995 of the financial statements of Urban Improvement Fund Limited's Local Limited Partnership investments whose combined financial statements are shown in Note 5. These statements were audited by other auditors whose reports have been furnished to us, and our opinion, to the extent it relates to the amounts included for these Local Limited Partnership investments, is based solely on the reports of the other auditors. Urban Improvement
Fund Limited's investment in these partnerships has been reduced to zero.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Improvement Fund Limited as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, based upon our audits and the reports of other auditors, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required therein.

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




Atlanta, Georgia
April 27, 1998

URBAN IMPROVEMENT FUND LIMITED
(A Limited Partnership)

BALANCE SHEETS



ASSETS

                                                 December 31,
                                         1997                     1996

Cash and cash equivalents           $    7,247                $   59,063
Due from affiliates                     30,255                       -0-
Investments in and advances
to Local Limited Partnerships
accounted for on the equity
method - Note 5                            -0-                       -0-

                                    $   37,502                  $ 59,063




              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Accounts payable                    $      -0-                 $  4,000
Management fee payable
 Note 4 (Schedule IV)                  790,833                  780,833
Advance from General
 Partner (Schedule IV)                 558,586                  558,586
Distribution payable                       641                      641
                                     1,350,060                1,344,060

Partners' capital (deficit) - Note 3
General Partners - 5 partnership
units authorized, issued and
outstanding                             (1,127)                  (1,103)
Limited Partners - 5,830 partnership
units authorized, issued and
outstanding                         (1,311,431)              (1,283,894)
                                    (1,312,558)              (1,284,997)
Commitments and contingent
liabilities - Notes 2 and 4         $   37,502               $   59,063

The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED
(A Limited Partnership)

STATEMENTS OF INCOME

                                         Year Ended December 31,
                               1997               1996               1995

Interest income            $      424        $    1,455       $      118

Expenses:
 Management fees - Note 4      40,000            40,000           40,000
 Other expenses                21,731            33,954           15,157
                               61,731            73,954           55,157
Loss before equity in
income of Local Limited
Partnerships                  (61,307)          (72,499)         (55,039)
Equity in income of
Local Limited
Partnerships - Note 5          33,746           106,919            9,778

Net income (loss)          $  (27,561)       $   34,420       $  (45,261)

Allocation of net
income (loss):
Net income (loss)
allocated to General
Partners                   $      (24)       $       30       $      (39)
Net income (loss)
allocated to Limited
Partners                      (27,537)           34,390          (45,222)

                           $  (27,561)       $   34,420         $(45,261)
Net financial reporting
income (loss) per unit:
 General partnership
 units (5 units
 outstanding allocated
 to General Partner)       $       (5)       $       6          $     (8)
 Limited partnership units
 (5,830 units outstanding
 allocated to Limited
 Partners)                 $       (5)       $       6          $     (8)

The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED
(A Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                              General            Limited
                              Partner            Partners          Total

Partners' capital (deficit)
 at January 1, 1995       $    (1,094)         $(1,273,062)     $(1,274,156)

Net loss - 1995                   (39)             (45,222)         (45,261)

Partners' capital (deficit)
at December 31, 1995           (1,133)          (1,318,284)      (1,319,417)

Net income - 1996                  30               34,390           34,420

Partners' capital (deficit)
at December 31, 1996           (1,103)          (1,283,894)      (1,284,997)

Net loss - 1997                   (24)             (27,537)         (27,561)

Partners' capital (deficit)
at December 31, 1997      $    (1,127)         $(1,311,431)     $(1,312,558)


The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED
(A Limited Partnership)

STATEMENTS OF CASH FLOWS

                                           Year ended December 31,
                                     1997           1996            1995
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)                $  (27,561)     $   34,420     $  (45,261)
 Adjustments to reconcile
 net income  (loss) to net
 cash used by operating
 activities:
  Equity in net income of
  Local Limited Partnerships        (33,746)       (106,919)        (9,778)
  Increase (decrease) in accounts
  payable, management fees
  payable and payable to
  affiliates                        (24,255)         24,000         40,000
    Total adjustments               (58,001)        (82,919)        30,222
      Net cash used by
      operating activities          (85,562)        (48,499)       (15,039)

CASH FLOWS FROM
INVESTING ACTIVITIES:
 Current year distributions
 received                            30,148         89,970          9,778
  Net repayments from Local
    Limited Partnerships              3,598         16,949            -0-
      Net cash provided by
      investing activities           33,746        106,919           9,778

CASH FLOWS FROM
FINANCING ACTIVITIES:
 Decrease in distribution
 payable                               -0-            -0-            (105)
     Net cash used by
     financing activities              -0-            -0-            (105)

NET INCREASE (DECREASE)
 IN CASH AND  CASH
 EQUIVALENTS                       (51,816)        58,420          (5,366)

CASH AND CASH
EQUIVALENTS
AT BEGINNING
OF YEAR                             59,063            643           6,009

CASH AND CASH
EQUIVALENTS
AT END OF YEAR                  $    7,247      $  59,063      $      643

The Notes to Financial Statements are an integral part of these Statements

Note 1 - Organization and Accounting Policies

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

  Investment in Local Limited Partnerships

As of December 31, 1997, the Partnership has investments in four active real estate limited partnerships (Local Limited Partnerships), which are accounted for on the equity method (Note 5). The investment account represents the sum of the capital investment, advances and unamortized cost of acquisition less the Partnership's share of losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. Repayment of advances and cash distributions by the Local Limited Partnerships after the Partnership's investment has been reduced to zero are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

The Partnership's equity in net income of the Local Limited Partnerships is summarized as follows:

                                         1997           1996          1995
Repayments from (advances to)
Partnerships with zero investments:
 Angeles I                             $  3,598       $ 16,949     $    -0-

Distributions received from Partnerships
with zero investments:
 The Villages                               -0-         36,013          -0-
 Lakewood Apartments                      8,054          8,054        9,778
 Angeles II                              22,094         45,903          -0-

Equity in income of Local Limited
Partnerships                           $ 33,746       $106,919     $  9,778

Significant accounting policies followed by the Local Limited
Partnerships are summarized in Note 5.

    Taxes on Income

No provision for taxes on income is required in the financial statements since all taxable income or loss of the Partnership is allocated to the partners for inclusion in their respective tax returns.

    Use of Estimates

The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

    Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Note 2 - Future Operations

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

Note 3 - Reconciliation Between Net Income (Loss) and Partners' Capital (Deficit) For Financial Reporting Purposes and Income Tax Reporting Purposes

A reconciliation of the Partnership's income (loss) for financial reporting purposes and the Partnership's income (loss) for income tax reporting purposes follows:

                                                    December 31,
                                        1997            1996           1995
Net income (loss) for financial
reporting purposes                   $ (27,561)      $  34,420     $ (45,261)
Equity in deductions taken by
Local Limited Partnerships for
income tax reporting purposes          156,748         (68,628)      374,945
Other accrual adjustments               10,000          20,000        40,000
Net income (loss) as reported on
the federal income tax return        $ 139,187       $ (14,208)    $ 369,684

A reconciliation of partners' capital (deficit) for financial reporting purposes and partners' capital (deficit) for income tax reporting purposes follows:

                                                   December 31,
                                        1997           1996          1995
Partners' capital (deficit) for
  financial reporting purposes       $(1,312,558)  $(1,284,997)  $(1,319,417)
Commissions and offering
  expenses capitalized for
  income tax reporting
  purposes and charged to
  capital for financial
  reporting purposes                    641,492       641,492        641,492
Equity in cumulative losses
  of Local Limited
  Partnerships for income tax
  reporting purposes in excess
  of losses for financial
  reporting purposes                 (6,724,287)   (6,881,035)    (6,812,407)
Other adjustments                       743,333       733,333        713,333
Partners' capital (deficit) as
  reported on the federal income
  tax return                        $(6,652,020)  $(6,791,207)   $(6,776,999)

Note 4 - Management of Urban Improvement Fund Limited

Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to three- tenths of one percent of invested assets or $64,325.
(The fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000.) This fee was not payable during the first six years unless annual tax deductions plus cash distributions aggregated $550 per unit on a cumulative basis.
The required level of tax deductions was not achieved and,  accordingly, the fee was not paid for those years. However, fees of $240,000 were recorded as a liability to the General Partner. Management fees totaling $550,833 payable to the General Partner for subsequent years have been accrued because cash flow was not sufficient to pay the fees. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an
amount sufficient to pay long-term capital gains taxes.   No part of such
fee shall accrue or be paid unless: (i) the limited partners' share of the proceeds has been distributed to them, (ii) the limited partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the limited partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect.

The General Partner of the Partnership is a corporation in which Paul H. Pfleger has a majority interest. Partnership Services, Inc. (PSI), another corporation in which Paul H. Pfleger is a majority shareholder, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 1997, 1996 or 1995. In addition, as shown in the following table, PSI has become the General Partner in two of the Local Limited Partnerships in which the Partnership has investments:

                                                Date PSI Became
Local Limited Partnership                        General Partner

Angeles Apartments Associates, No. 1             December 1975

Angeles Apartments Associates, No. 2             December 1975

Note 5 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method

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

Investments in and advances to the Local Limited Partnerships accounted for on the equity method are as follows:

                                            Equity In
                       Capital               Income
                     Contributions           (Losses)          Subtotal
December 31, 1997:
Angeles No. 1         $  216,629          $  (312,667)      $   (96,038)
Angeles No. 2            203,570             (401,885)         (198,315)
Lakewood Apts             28,645             (616,646)         (588,001)
The Villages              88,463           (1,370,248)       (1,281,785)

                      $  537,307          $(2,701,446)      $(2,164,139)

                     Equity In                     Unamortized
                     Losses Not                      Costs of
                     Recorded        Advances      Acquisition       Total
December 31, 1997:
Angeles No. 1       $   57,075       $ (3,598)      $   42,561     $    -0-
Angeles No. 2          143,387          3,574           51,354          -0-
Lakewood Apts          524,294            -0-           63,707          -0-
The Villages         1,172,058            -0-          109,727          -0-

                    $1,896,814       $    (24)      $  267,349     $    -0-

Note 5 -Investments in and Advances to Local Limited Partnerships
        Accounted for on the Equity Method - Continued

                                            Equity In
                      Capital                Income
                    Contributions           (Losses)            Subtotal
December 31, 1996:

Angeles No. 1        $  216,629           $  (335,778)       $  (119,149)
Angeles No. 2           225,664              (419,272)          (193,608)
Lakewood Apts            36,699              (670,450)          (633,751)
The Villages             88,463            (1,283,223)        (1,194,760)

                     $  567,455           $(2,708,723)       $(2,141,268)

                      Equity In                      Unamortized
                      Losses Not                       Costs of
                       Recorded        Advances      Acquisition       Total
December 31, 1996:

Angeles No. 1        $   76,588       $    -0-        $   42,561    $    -0-
Angeles No. 2           138,680          3,574            51,354         -0-
Lakewood Apts           570,044            -0-            63,707         -0-
The Villages          1,085,033            -0-           109,727         -0-

                     $1,870,345       $  3,574        $  267,349    $    -0-

The combined balance sheets of the Local Limited Partnerships accounted for on the equity method at December 31, 1997 and 1996 and the related combined statements of operations, changes in partners capital (deficit), cash flows and selected footnote disclosures from the audited financial statements of the Local Limited Partnerships for the years ended
December 31, 1997, 1996 and 1995 are summarized as follows:

Note 5 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

COMBINED BALANCE SHEETS OF LOCAL LIMITED PARTNERSHIPS

                             Assets

                                                December 31,
                                          1997                1996

Cash                                   $   134,274       $   196,457
Cash in escrow and other
 restricted funds                        1,015,708         1,014,575
Accounts receivable                        107,640             9,957
Prepaid expenses                            43,272            46,624
Other assets (net of accumulated
 amortization)                              39,870            41,954
                                         1,340,764         1,309,567

Property on the basis of cost:
 Land                                      504,203           504,203
 Buildings and improvements              9,281,703         8,752,334
                                         9,785,906         9,256,537
  Less accumulated
    depreciation                        (7,005,646)       (6,712,551)
                                         2,780,260         2,543,986

                                       $ 4,121,024       $ 3,853,553

                         Liabilities and Partners' Capital (Deficit)

Mortgage notes payable                 $ 5,291,142       $ 5,467,487
Accounts payable and
  accrued expenses                         167,676           137,290
Advances from Urban
Improvement Fund Limited                       -0-             3,574
Notes payable                              812,118           371,970
Tenants' security and
  other deposits                            79,541            77,135
                                         6,350,477         6,057,456
Partners' capital (deficit)
  per accompanying
  statements                            (2,229,453)       (2,203,903)

                                       $ 4,121,024       $ 3,853,553

<PAGE<

Note 5 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

COMBINED STATEMENTS OF OPERATIONS OF LOCAL LIMITED PARTNERSHIPS

                                   Year Ended December 31
                        1997                 1996                  1995
REVENUE:
  Net rental income   $3,181,674           $4,628,178          $4,805,244
  Financial income        28,952               37,536              42,713
  Other income            47,815               57,364              53,572
    Total revenue      3,258,441            4,723,078           4,901,529

EXPENSES:
  Administrative         647,253              753,077             840,321
  Utilities              669,767            1,077,002           1,062,615
  Operating            1,073,360            1,587,296           1,345,235
  Taxes and insurance    363,915              833,331             814,873
  Financial              200,176              267,134             269,240
  Depreciation           293,095              505,508             525,461
  Other                    4,950                2,574               2,445
   Total expenses      3,252,516            5,025,922           4,860,190

Income (loss) before
 gain on transfer of
 property to HUD           5,925             (302,844)             41,339

Gain on transfer of
 property to HUD             -0-            4,146,899                 -0-

Net income            $    5,925           $3,844,055          $   41,339

Amortization of capitalized interest was $18,446 in 1997 and $32,716 in 1996 and 1995.

Note 5 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(DEFICIT) OF LOCAL LIMITED PARTNERSHIPS

                       Urban
                    Improvement        Other
                       Fund           Limited       General
                      Limited         Partners      Partners       Total
Partners' capital
 (deficit) at
 January 1, 1995   $(5,690,550)      $(51,442)     $(242,882)    $(5,984,874)

Net income (loss)-
  1995                  40,781          5,530         (4,972)         41,339

Distributions -
  1995                  (9,778)          (100)          (100)         (9,978)

Partners' capital
 (deficit) at
 December 31, 1995   (5,659,547)      (46,012)       (247,954)    (5,953,513)

Net income (loss)-
  1996                3,608,249          (418)        236,224      3,844,055

Distributions - 1996    (89,970)       (1,705)         (2,770)       (94,445)

Partners' capital
(deficit) at
December 31, 1996    (2,141,268)      (48,135)        (14,500)    (2,203,903)

Net income (loss) -
  1997                    7,277        (1,773)            421          5,925

Distributions - 1997    (30,148)         (315)         (1,012)       (31,475)

Partners' capital
(deficit) at
December 31, 1997    $(2,164,139)    $ (50,223)     $ (15,091)    (2,229,453)

Note 5 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

STATEMENTS OF CASH FLOWS OF LOCAL LIMITED PARTNERSHIPS

                                          Year Ended December 31
                                  1997             1996              1995
CASH FLOWS FROM
OPERATING ACTIVITIES:
 Net income                  $    5,925        $ 3,844,055       $   41,339
 Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
  Gain on transfer of
  property to HUD                  -0-          (4,146,899)            -0-
  Depreciation                 293,095             505,508         525,461
  Decrease (increase) in
  escrows and other
  restricted funds,
  receivables,
  prepaid expenses
  and other assets             (93,381)                417          24,780
  Increase (decrease) in
   accounts payable,
   accrued expenses,
   tenant security
   deposit liability and
   other liabilities            32,793              64,657         (27,206)
    Total adjustments          232,507          (3,576,317)        523,035
    Net cash provided
    by operating
    activities                 238,432             267,738         564,374

CASH FLOWS FROM
INVESTING ACTIVITIES:
 Capital expenditures         (529,369)           (108,039)       (208,125)

CASH FLOWS FROM
FINANCING ACTIVITIES:
 Mortgage principal
 payments                     (176,345)           (164,454)        (237,232)
 Distributions paid            (31,475)            (94,445)          (9,978)
 Advance from (repayment
 to) general partner               -0-             (25,000)          25,000
 Repayments of advances
  from affiliates - net         (3,574)            (16,949)             -0-
  Increase in notes payable    440,148              49,649              -0-
  Net cash provided
 (used) by financing
 activities                    228,754            (251,199)        (222,210)

NET INCREASE
 (DECREASE) IN CASH            (62,183)            (91,500)          134,039

CASH BALANCE AT
 BEGINNING OF YEAR             196,457             287,957           153,918

CASH BALANCE AT
 END OF YEAR                $  134,274         $   196,457        $  287,957


SUPPLEMENTAL INFORMATION REGARDING INTEREST
PAYMENTS IS AS FOLLOWS:
    Interest paid           $  169,689         $   181,178        $  212,888

Note 5 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

A reconciliation between combined net income for financial reporting purposes and the combined net income for income tax reporting purposes follows:

                                          Year Ended December 31
                                  1997              1996           1995
Combined net income
for financial reporting
purposes                     $    5,925          $3,844,055    $   41,339

Differences between
depreciation for income
tax reporting purposes
and depreciation for financial
reporting purposes              174,447             382,858      338,707

Gain on transfer of property
 to HUD                             -0-          (4,146,899)         -0-

Accrual adjustments
 for financial
 reporting purposes               3,326             (30,388)      20,165

Combined net income
as reported on the
federal income tax returns   $  183,698          $   49,626   $  400,211

A reconciliation of combined partners' capital (deficit) for financial reporting purposes and combined partners' capital (deficit) for income tax reporting purposes follows:

                                            Year Ended December 31
                                  1997               1996            1995
Combined partners' capital
(deficit) for financial
reporting purposes            $(2,229,453)       $(2,203,903)     (5,953,513)

Gain on transfer of
property  to HUD                     -0-          (4,146,899)            -0-

Carrying costs during
construction capitalized
for financial reporting
purposes, excess of
depreciation for
income tax reporting
purposes and accrual
adjustments for financial
reporting purposes              (688,932)          (799,275)      (1,060,003)

Combined partners'
capital (deficit)
as reported on the
federal income
tax returns                  $(2,918,385)       $(7,150,077)     $(7,013,516)

Note 5 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

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

  Mortgage Notes Payable

The Partnerships have mortgages which are payable to or are insured by the Department of Housing and Urban Development (HUD) totaling $5,291,142 at December 31, 1997 and $5,467,487 at December 31, 1996.
The mortgage notes payable are secured by deeds of trust on rental property and bear interest at the rate of seven percent per annum. The mortgages will generally be repaid in monthly installments of principal and interest of $46,124 over periods of forty years. HUD makes interest assistance payments on the mortgages insured under Section 236 which effectively reduce the mortgage payments to those required for mortgages carrying a one percent interest rate.

Note 5 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

The scheduled principal reductions for the next five years are as follows:

                                    1998                   $    189,092
                                    1999                        202,759
                                    2000                        217,508
                                    2001                        233,135
                                    2002                        249,988
                                    Beyond                    4,198,660

                                                             $5,291,142

  Notes Payable

Notes payable include residual receipts notes of $322,321 that are payable to the former General Partner of two Local Limited Partnerships. The residual receipts are non-interest bearing, subordinated to allocable distributions to partners and are due after liquidation of the HUD-insured mortgages. A Local Limited Partnership has a low interest rate flexible subsidy note payable received in 1996 and 1997 in the amount of $489,797. The note will be due fifteen years from the final closing or upon refinancing.

  National Housing Act Subsidies and Restrictions

Under terms of the regulatory agreements with HUD, the Local Limited Partnerships cannot make cash distributions to partners of the Local Limited Partnerships in excess of six percent per annum of stated equity in the respective projects. Such distributions are cumulative but can only be paid from "surplus cash," as defined in the agreements. The Local Limited Partnerships must deposit all cash in excess of the distributable amounts into residual receipts funds which are under the control of the mortgagees, and from which disbursements must be approved by HUD. As of December 31, 1997, approximately $674,000 could be paid to partners of the Local Limited Partnerships as surplus cash becomes available.

Under terms of the regulatory agreements, the Local Limited Partnerships are required to make monthly deposits into replacement funds which are under the control of the mortgagees. Such deposits commence with the initial principal payments on the mortgage loans. Expenditures from the replacement funds must be approved by HUD.

All of the Local Limited Partnerships have entered into rent supplement and/or Section 8 contracts with HUD to provide financial assistance to qualified tenants of the apartment units. Under terms of these contracts, HUD will pay a portion of the rent on behalf of qualified tenants. The maximum dollar amount of these payments is limited by HUD. A substantial portion of rental income is collected through these contracts. During 1997 and 1996, the Local Limited Partnerships received approximately $2,158,000 and $3,259,000, respectively, in rent supplement and Section 8 funds.

Note 5 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

  Management

The Local Limited Partnerships have entered into property management contracts with various agents under which the agents are paid property management fees of approximately six percent to eleven and one-half percent of the gross revenues of the respective projects. Most of the agents are affiliated with the General Partners of the Local Limited Partnerships.

Note 6 - Investment in Mott Haven Associates Number VI

Mott Haven Associates Number VI generated negative cash flows during 1995 and the mortgage note was assigned to HUD. Despite the efforts of the General Partners, the owners and managers to preserve the development and provide decent and affordable housing, the financial stability of the development is threatened by the imminent expiration of the Section 8 loan management set-aside contracts and the likelihood that they will not be renewed on this property for federal budget and policy reasons. HUD, the owners and the General Partners believe that it is in the best interests of the development and its tenants that the projects be renovated and reconfigured, and that such result can best be accomplished through replacement of the existing management and ownership structure with community-based owners and managers. The property was transferred to HUD during 1997.

For financial reporting purposes, the Partnership recorded the disposition of its investment in Mott Haven Associates Number VI during November
1996. The components of the gain on the transfer of property to HUD are summarized as follows:

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

The General Partner believes that if the Partnership did not consent to the Workout Agreement (transfer of property to HUD), it is more likely than not that HUD would take the necessary steps to sell the property at a foreclosure sale during 1997. Such a foreclosure sale will most probably not result in the return of any cash to the Limited Partners but would result in the recognition of a significant taxable gain by each limited partner. The taxable gain for the limited partners or Urban
Improvement Fund Limited in the aggregate is estimated to be approximately $3,900,000 or approximately $669 for each unit. This gain would be passive in nature and could be offset by any suspended passive loss carryforwards. It is estimated that the maximum tax due on this gain would total approximately $1,500,000 for all limited partners or $258 per unit.

Note 7 - Sale of the Assets of Alms Hill Apartments

The property of Alms Hill Apartments was sold during 1983. The sales price of $4,252,781 was composed of $3,206,349 for assumption of the underlying mortgage, $50,000 in cash, the payment of $75,000 of unpaid mortgage principal delinquency, a commitment to pay $200,000 for HUD required renovations, and an installment note of $721,432. Between 1983 and 1989, $221,432 was paid against principal.

The final installment of $500,000 was due on August 2, 1993 along with accrued interest. However, the note could be extended for two additional five-year periods by the election of the maker of the installment obligation. The maker of the note elected to extend the note through August 1, 1998. Interest will continue to accrue at eighteen percent per annum and is payable on the anniversary date of the note to the extent that the property has distributable cash flow. During the extension period, any unpaid interest will not accrue. The gain on the sale of the real estate was recognized on the cost recovery method to first recognize the recovery of the asset value, then recognize the gain as the proceeds are received.

URBAN IMPROVEMENT FUND LIMITED
(A Limited Partnership)

SCHEDULE IV

INDEBTEDNESS OF RELATED PARTIES

                                            December 31,
                                  1997                 1996
                        1997     Change     1996      Change      1995
Advances to (repayment
  from) Local Limited
  Partnerships

Angeles No. 1        $(3,598)  $(3,598)  $    -0-    $    -0-     $   -0-
Angeles No. 2          3,574       -0-      3,574     (16,949)     20,523

                     $   (24)  $(3,598)  $  3,574    $(16,949)    $20,523

The above advances are included in the balance sheet caption "Investments in and advances to Local Limited Partnerships accounted for on the equity method." See Note 5 to the financial statements.

                                                      December 31,
                                             1997                    1996
Indebtedness to general partner:

  Management fee payable to
    General Partner                        $ 790,833             $  780,833

  Advances from General Partner            $ 558,586             $  558,586

URBAN IMPROVEMENT FUND LIMITED
(A Limited Partnership)

Schedule XI

REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED
PARTNERSHIPS

December 31, 1997


                                                          Outstanding
                      Description                           Mortgage
Partnership/Location                 No. of Units           Balance
Angeles Apartments Assoc. No.1
Los Angeles, California              94 apartments        $   935,002
Angeles Apartments Assoc. No.2
Los Angeles, California             109 apartments          1,117,679
Lakewood Apartments
Vinton, Virginia                    108 apartments          1,211,328
The Villages, Ltd.
Waco, Texas                         250 apartments          2,027,133

                                                          $ 5,291,142

                                       Buildings
                                          and                  Accumulated
Partnership/Location        Land      Improvement     Total    Depreciation
Angeles Apartments
 Assoc. No.1
Los Angeles, California   $144,046    $2,151,552  $ 2,295,598  $(1,200,854)
Angeles Apartments
 Assoc. No.2
Los Angeles, California    108,917    2,090,902     2,199,819    (1,478,628)
Lakewood Apartments
Vinton, Virginia            59,882    1,740,191     1,800,073    (1,370,522)
The Villages, Ltd.
Waco, Texas                191,358    3,299,058     3,490,416    (2,955,642)

                          $504,203   $9,281,70 3   $9,785,906   $(7,005,646)

                                                             Life in Which
                                                              Depreciation
                                                                in Latest
                               Date of                           Income
                            Completion of        Date           Statement
Partnership/Location        Construction       Acquired        is Computed
Angeles Apartments
 Assoc. No.1
Los Angeles, California         1974              1972       10 to 40 years
Angeles Apartments
 Assoc. No.2
Los Angeles, California         1974              1972        5 to 30 years
Lakewood Apartments
Vinton, Virginia                1974              1972        3 to 35 years
The Villages, Ltd.
Waco, Texas                     1974              1972        6 to 25 years

                                    Buildings &      Total      Accumulated
                         Land       Improvement      Cost       Depreciation

Balance at
 January 1, 1996       $635,203     $14,604,098    $15,239,301   $11,510,510
 Acquisitions               -0-         105,956        105,956       503,424
Assignment of
 mortgage to HUD
Mott Haven
 Associates No. 6      (131,000)     (5,957,720)    (6,088,720)   (5,301,383)

Balance at
 December 31, 1996      504,203       8,752,334      9,256,537     6,712,551
Acquisitions                -0-         529,369        529,369       293,095

Balance at
 December 31, 1997     $504,203     $ 9,281,703     $9,785,906   $ 7,005,646

Note - Capital improvements since original construction or rehabilitation are not material to the combined financial statements and, as such, are not disclosed separately. The financial statement category of buildings and improvements is composed substantially of cost plus the initial renovation upon acquisition. The total cost of land and buildings for federal income tax reporting purposes is approximately $9,169,000.