Form 10-Q
period 1998-03-31
URBAN IMPROVEMENT FUND LIMITED 1972
filed 1998-08-18
CIK 850453

UNITED STATES

            SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549

                        FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998

                             OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________.

              Commission File Number 2-43162

              URBAN IMPROVEMENT FUND LIMITED - 1972
      (Exact name of registrant as specified in its charter)

         California                                       95-6448384
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                          Identification No.)

1201 Third Avenue, Suite 5400, Seattle, Washington          98101-3076
 (Address of principal executive offices)                   (ZIP code)

Registrant's telephone number, including area code:    (206) 622-9900


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.  Yes X          No

                 PART I - FINANCIAL INFORMATION

                  Item 1 - Financial Statements

                         BALANCE SHEETS

             URBAN IMPROVEMENT FUND LIMITED - 1972
                     (A Limited Partnership)


                              ASSETS

                                     March 31,                 December 31,
                                       1998                       1997
Cash                                $     7,247               $     7,247

Due from affiliates                      30,255                    30,255

Investments in and
advances to Local
Limited Partnerships
accounted for on the
equity method                              -0-                        -0-

Total Assets                        $   37,502                 $   37,502

                     LIABILITIES AND PARTNERS' (DEFICIT)

Accounts payable                    $    3,175                 $      -0-

Management fee payable                 800,833                    790,833

Payable to affiliates                  558,586                    558,586

Distribution payable                       641                        641

Total Liabilities                    1,363,235                  1,350,060

Partners' (Deficit):
General Partner - 5 Partnership
 units authorized, issued and
 outstanding                            (1,136)                   (1,127)

Limited Partners - 5,830
 Partnership units authorized,
 issued and outstanding             (1,324,597)               (1,311,431)
                                    (1,325,733)               (1,312,558)

Total Liabilities and
Partners'(Deficit)                  $   37,502                $   37,502

Unaudited.  See accompanying notes.

             CAPITALIZATION AND PARTNERS' (DEFICIT)

              URBAN IMPROVEMENT FUND LIMITED - 1972
                      (A Limited Partnership)

                                             March 31,         December 31,
                                               1998                1997
General Partner Interest - 5 Partner-
ship units issued and outstanding          $     5,000        $     5,000

Limited Partners' Interest - 5,830
Partnership units issued and
outstanding                                  5,830,000          5,830,000

Total                                        5,835,000          5,835,000

Offering Expenses                             (641,492)          (641,492)

Distributions to partners                     (271,214)          (271,214)

Accumulated loss through
December 31, 1997                           (6,234,852)        (6,234,852)

Loss for the three-month period
ended March 31, 1998                           (13,175)               -0-
                                            (6,248,027)        (6,234,852)

Partners' (deficit) at end of period       $(1,325,733)       $(1,312,558)


Unaudited.  See accompanying notes

                            STATEMENTS OF INCOME
                    URBAN IMPROVEMENT FUND LIMITED - 1972
                            (A Limited Partnership)

                                             For the Three-Month
                                                 Period Ended
                                                    March 31,
                                            1998                 1997
Revenues                               $     -0-              $     331

Cost and expenses:

Professional fees                          3,175                  3,745

Management fee                            10,000                 10,000

Other expenses                               -0-                  9,717

Loss before equity in loss of
Local Limited Partnerships               (13,175)               (23,131)

Equity in loss of Local Limited
Partnerships                                 -0-                    -0-

Net loss                               $ (13,175)             $ (23,131)

Allocation of Net Loss:

Net loss allocated to
General Partner                       $      (11)             $     (20)

Net loss allocated to
 Limited Partners                        (13,164)                (23,111)

                                      $  (13,175)              $ (23,131)

Net loss allocated to Limited
 Partners per Limited Partnership
 Unit (5,830 units outstanding at
 March 31, 1998 and 1997)             $       (2)              $      (4)



Unaudited.  See accompanying notes.

                     STATEMENTS OF CASH FLOWS
               URBAN IMPROVEMENT FUND LIMITED - 1972
                     (A Limited Partnership)

                                            For the Three-Month
                                               Period Ended
                                                  March 31,
                                        1998                     1997
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net loss                             $ (13,175)               $ (23,131)
Adjustments to reconcile net loss
 to net cash used by operating
 activities:
 Increase (decrease) in accounts
  payable, management fees payable
  and payable to affiliates             13,175                  (10,255)
     Total adjustments                  13,175                  (10,255)

  Net cash provided (used) by
    operating activities                   -0-                  (33,386)

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                 -0-                  (33,386)

CASH BALANCE AT BEGINNING
 OF PERIOD                               7,247                   59,063

CASH BALANCE AT END
 OF PERIOD                           $   7,247                $  25,677

Unaudited.  See accompanying notes.

             NOTES TO SUMMARIZE FINANCIAL INFORMATION
                           March 31, 1998

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

Note 3 - Management of Urban Improvement Fund Limited

Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to three tenths of one percent of invested assets or $64,325 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000). This fee was not payable during the first six years unless annual tax deductions plus cash distributions aggregated $550 per unit on a cumulative basis. The required level of tax deductions was not achieved; and, accordingly, the fee was not paid for those years. However, fees of $240,000 were recorded as a liability to the General Partner. Management fees totaling $560,833 for subsequent years have been accrued to the General Partner because cash flow was not sufficient to pay the fees. The Partnership will also pay the General Partner a liquidation fee for the sale of projects.

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

                Date PSI Became
          Local Limited Partnership                   General Partner
(1) Alms Hill Apartments Limited <F1>                    December 1977

    Angeles Apartments Associates, No. 1                 December 1975

    Angeles Apartments Associates, No. 2                 December 1975

<F1>
(1)  This property was sold through a resyndication during August 1984.

Note 4 - Investments in Local Limited Partnerships'  As of March 31,
1998 and 1997, the Partnership has investments in five active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment, advances and unamortized costs of acquisition less the Partnership's share of losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership.

The Partnership has an investment in one Limited Partnership that sold its real estate during 1984. This Partnership (Alms Hill Apartments, Ltd.) holds a note receivable for a portion of the sales proceeds.

        The investment in Local Limited Partnerships is comprised of:
                                       March 31, 1998     December 31, 1997
Capital contributions                   $ 1,054,287          $ 1,054,287

Distributions                              (516,980)            (516,980)

Equity in loss                             (804,632)            (804,632)

Advances                                        (24)                 (24)

Unamortized costs of acquisitions           267,349              267,349

                                       $        -0-          $       -0-

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

Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to three tenths of one percent of invested assets or $64,325 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000). The Partnership recorded management fee expense of $10,000 for the three-month period ended March 31, 1998 and 1997.

The Partnership has not recognized income or losses of the Local Limited Partnerships for the period ending March 31, 1998 and 1997 because all investments have been reduced to zero and no distributions were received and no advances were repaid during this period.

                       PART II - OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K
a)        None
b) The registrant has not filed a report on Form 8-K during the quarter ending March 31, 1998.

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







                                URBAN IMPROVEMENT FUND LIMITED - 1972
                                               (Registrant)
                                  By:  Interfinancial Real Estate Management
                                       Company, General Partner


Date August 18, 1998                        Michael Fulbright
                                               (Signature)
                                   By:  Michael Fulbright, Secretary


Date August 18, 1998                          John M. Orehek
                                                 (Signature)
                                   By: John M. Orehek, Senior Vice President