Form 10-Q
period 1998-06-30
URBAN IMPROVEMENT FUND LIMITED 1972
filed 1998-08-18
CIK 850453

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                             FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1998

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

                  PART I - FINANCIAL INFORMATION

                  Item 1 - Financial Statements

                          BALANCE SHEETS


                URBAN IMPROVEMENT FUND LIMITED - 1972
                          (A Limited Partnership)

                                 ASSETS

                                         June 30,         December 31,
                                           1998               1997
Cash                                  $   1,536            $   7,247

Due from affiliates                      21,133               30,255

Investments in and
advances to Local
Limited Partnerships
accounted for on the
equity method                               -0-                  -0-

  Total Assets                       $   22,669           $   37,502


                     LIABILITIES AND PARTNERS' (DEFICIT)

Accounts payable                     $    6,350           $      -0-

Management fee payable                  780,833              790,833

Payable to affiliates                   558,586              558,586

Distribution payable                        641                  641

 Total Liabilities                    1,346,410            1,350,060

Partners' (Deficit):
General Partner - 5 Partnership
units authorized, issued and
outstanding                              (1,146)              (1,127)

Limited Partners - 5,830
Partnership units
authorized, issued
and outstanding                      (1,322,595)          (1,311,431)
                                     (1,323,741)          (1,312,558)

Total Liabilities and Partners'
(Deficit)                            $   22,669           $   37,502

Unaudited.  See accompanying notes.

                 CAPITALIZATION AND PARTNERS' (DEFICIT)

                  URBAN IMPROVEMENT FUND LIMITED - 1972
                           (A Limited Partnership)

                                      June 30,                 December 31,
                                        1998                       1997
 General Partner Interest - 5
 Partnership units issued and
 outstanding                      $     5,000                  $     5,000

 Limited Partners' Interest -
 5,830 Partnership units
 issued and outstanding             5,830,000                    5,830,000

   Total                            5,835,000                    5,835,000

 Offering Expenses                   (641,492)                    (641,492)

 Distributions to partners           (271,214)                    (271,214)

 Accumulated loss through
  December 31, 1997                (6,234,852)                  (6,234,852)

 Loss for the six-month period
 ended June 30, 1998                  (11,183)                        -0-
                                   (6,246,035)                  (6,234,852)

 Partners' (deficit) at end
 of period                        $(1,323,741)                 $(1,312,558)

Unaudited.  See accompanying notes

                          STATEMENTS OF INCOME
                    URBAN IMPROVEMENT FUND LIMITED - 1972
                           (A Limited Partnership)

                                For the Three-Month      For the Six-month
                                   Period Ended             Period Ended
                                     June 30,                 June 30,
                                1998          1997        1998          1997
Revenues                    $     -0-      $      93   $     -0-     $   424
 Cost and expenses:

 Professional fees              3,175          3,405       6,350       7,150

 Management fee                10,000         10,000      20,000      20,000

 Other expenses                   817          9,452         817      19,170
                               13,992         22,857      27,167      46,320

Loss before equity
in loss of Local
Limited Partnerships          (13,992)       (22,764)    (27,167)    (45,896)

Equity in loss of Local
Limited Partnerships           15,984         10,441      15,984      10,441

Net income (loss)           $   1,992      $ (12,323)  $ (11,183)  $ (35,455)

Allocation of Net Loss:

Net income (loss)
allocated  to
General Partner             $       1     $      (10)  $     (10)  $     (30)

Net income (loss)
allocated to
Limited Partners                1,991        (12,313)     (11,173)    (35,425)

                            $   1,992     $  (12,323)   $ (11,183)  $ (35,455)

Net loss allocated to
Limited Partners per
Limited  Partnership
Unit (5,830 units out-
standing at June 30,
1998 and 1997)             $     -0-     $       (2)    $      (2)  $     (6)


Unaudited.  See accompanying notes.

                   STATEMENTS OF CASH FLOWS
            URBAN IMPROVEMENT FUND LIMITED - 1972
                    (A Limited Partnership)

                           For the Three-Month      For the Six-month
                              Period Ended             Period Ended
                                 June 30,                 June 30,
                            1998         1997         1998       1997
CASH FLOWS FROM
OPERATING
ACTIVITIES:
Net income (loss)       $   1,992       $(12,323)   $(11,183)   $(35,455)
Adjustments to
reconcile net
income (loss) to
net cash used by
operating activities:
Equity in income of
local limited partner-
ships                     (15,983)       (10,441)    (15,984)   (10,441)
Decrease (increase)
in  receivable from
affiliates                  9,123            -0-       9,123        -0-
Increase (decrease)
in accounts payable,
management fees
payable and payable
to affiliates             (16,827)          6,253      (3,651)    (4,000)
  Total adjustments       (23,687)         (4,188)    (10,512)   (14,441)

  Net cash used by
  operating activities    (21,695)        (16,511)    (21,695)   (49,896)

CASH FLOWS FROM
INVESTING ACTIVITIES:
Distributions              23,369          30,148      23,369     30,148
Net advances paid
by local limited
partnerships               (7,385)        (19,707)     (7,385)   (19,707)
 Net cash provided
 by investing
 activities                15,984          10,441      15,984     10,441

NET INCREASE
(DECREASE) IN
 CASH AND CASH
 EQUIVALENTS               (5,711)         (6,070)     (5,711)    39,455

CASH BALANCE
AT BEGINNING
 OF PERIOD                 17,247          25,678       7,247     59,063

CASH BALANCE
AT END OF
 PERIOD                 $   1,536       $  19,608  $   1,536   $  19,608

Unaudited.  See accompanying notes.

             NOTES TO SUMMARIZE FINANCIAL INFORMATION
                            June 30, 1998

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

    (1)<F1> Alms Hill Apartments Limited             December 1977

     Angeles Apartments Associates, No. 1             December 1975

     Angeles Apartments Associates, No. 2              December 1975

<F1>
(1)  This property was sold through a resyndication during August 1984.

Note 4 - Investments in Local Limited Partnerships - As of June 30, 1998 and 1997, the Partnership has investments in five active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment, advances and unamortized costs of acquisition less the Partnership's share of losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership.

The Partnership has an investment in one Limited Partnership that sold its real estate during 1984. This Partnership (Alms Hill Apartments, Ltd.) holds a note receivable for a portion of the sales proceeds.

The investment in Local Limited Partnerships is comprised of:

                                 June 30, 1998          December 31, 1997
Capital contributions            $ 1,054,287               $ 1,054,287

Distributions                       (540,348)                 (516,980)

Equity in loss                      (788,649)                 (840,632)

Advances                               7,361                       (24)

Unamortized costs
of acquisitions                      267,349                   267,349

                                 $       -0-               $       -0-

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

Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to three tenths of one percent of invested assets or $64,325 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000). The
Partnership recorded management fee expense of $20,000 for the six-month period ended June 30, 1998 and 1997.

The components of the Partnership's equity in net income (loss) of the local limited partnership for June 30, 1998 and 1997 is summarized as follows:

                             For the Three-Month         For the Six-month
                                Period Ended                Period Ended
                                  June 30,                     June 30
                             1998          1997           1998         1997
Distributions received from
Partnership with zero
investment:
 Lakewood Apartments       $   -0-     $   8,054      $     -0-    $   8,054
 Angeles II                 23,369        22,094         23,369       22,094
                            23,369        30,148         23,369       30,148

Repayment from
(advances to)
Partnerships with
zero investment:
 Angeles I                  (7,385)      (19,707)        (7,385)     (19,707)
                            (7,385)      (19,707)        (7,385)     (19,707)

                          $ 15,984     $  10,441      $  15,984    $  10,441

                             PART II   OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K
    a)  None
    b) The registrant has not filed a report on Form 8-K during the quarter ending June 30, 1998.

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