Form 10-Q
period 1998-09-30
URBAN IMPROVEMENT FUND LIMITED 1972
filed 1998-11-13
CIK 850453

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               FORM 10-Q

    [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1998

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

                       PART I -FINANCIAL INFORMATION

                       Item 1 - Financial Statements

                               BALANCE SHEETS

                     URBAN IMPROVEMENT FUND LIMITED - 1972
                            (A Limited Partnership)

                                   ASSETS

                                    September 30,             December 31,
                                        1998                     1997

Cash                                 $   1,517                 $   7,247

Due from affiliates                     16,986                    30,255

Investments in and advances
to Local Limited Partnerships
accounted for on the equity
method                                     -0-                       -0-

  Total Assets                      $   18,503                $   37,502


                        LIABILITIES AND PARTNERS' (DEFICIT)

Accounts payable                    $    9,525                $      -0-

Management fee payable                 790,833                    790,833

Payable to affiliates                  558,586                    558,586

 Distribution payable                      641                        641

  Total Liabilities                  1,359,585                  1,350,060

Partners' (Deficit):
 General Partner - 5 Partnership
 units authorized, issued and
 outstanding                            (1,161)                    (1,127)

 Limited Partners - 5,830
 Partnership units authorized,
 issued and outstanding             (1,339,921)                (1,311,431)
                                    (1,341,082)                (1,312,558)

  Total Liabilities and
  Partners' (Deficit)               $   18,503                 $   37,502


Unaudited.  See accompanying notes.

                 CAPITALIZATION AND PARTNERS' (DEFICIT)

                  URBAN IMPROVEMENT FUND LIMITED - 1972
                          (A Limited Partnership)

                                    September 30,              December 31,
                                        1998                       1997

General Partner Interest - 5
Partnership units issued and
outstanding                         $     5,000                 $     5,000

Limited Partners' Interest - 5,830
Partnership units issued and
outstanding                           5,830,000                   5,830,000

  Total                               5,835,000                   5,835,000

Offering Expenses                      (641,492)                   (641,492)

Distributions to partners              (271,214)                   (271,214)

Accumulated loss through
 December 31, 1997                   (6,234,852)                 (6,234,852)

Loss for the nine-month period
 ended September 30, 1998               (28,524)                        -0-
                                     (6,263,376)                 (6,234,852)

Partners' (deficit) at end
 of period                          $(1,341,082)                $(1,312,558)

Unaudited.  See accompanying notes

                          STATEMENTS OF INCOME
                   URBAN IMPROVEMENT FUND LIMITED - 1972
                         (A Limited Partnership)

                            For the Three-Month       For the Nine-Month
                                Period Ended              Period Ended
                                September 30,             September 30,
                            1998           1997       1998          1997

Revenues                  $      13     $     -0-   $      13    $     424

Cost and expenses:

Professional fees             3,175        10,482       9,525        17,632

Management fee               10,000        10,000      30,000        30,000

Other expenses                   34         5,156         851        24,326
                             13,209        25,638      40,376        71,958

Loss before equity
 in loss of Local
 Limited Partnerships       (13,196)      (25,638)    (40,363)      (71,534)

Equity in loss of
Local Limited
Partnerships                 (4,145)       34,908      11,839        45,349

Net income (loss)         $ (17,341)    $   9,270   $ (28,524)    $ (26,185)

Allocation of Net Loss:

 Net income (loss)
 allocated to General
 Partner                  $     (15)    $        7  $     (25)    $     (23)

 Net income (loss)
 allocated to
Limited Partners            (17,326)         9,263    (28,499)      (26,162)

                          $ (17,341)    $    9,270  $ (28,524)    $ (26,185)

Net loss allocated to
 Limited Partners per
 Limited  Partnership
 Unit (5,830 units out-
standing at September 30,
1998 and 1997)            $      (3)    $        2  $      (5)    $      (4)

Unaudited.  See accompanying notes.

                         STATEMENTS OF CASH FLOWS
                   URBAN IMPROVEMENT FUND LIMITED - 1972
                          (A Limited Partnership)

                              For the Three-Month       For the Nine-Month
                                  Period Ended              Period Ended
                                  September 30,             September 30,
                              1998           1997       1998          1997
CASH FLOWS FROM
OPERATING ACTIVITIES:
 Net income (loss)         $ (17,341)      $  9,270   $(28,524)     $(26,185)
Adjustments to reconcile
net income (loss) to net
cash used by operating
activities:
Equity in income
of local limited
partnerships                   4,145        (34,908)   (11,839)      (45,349)
Decrease (increase)
in receivable from
affiliates                     4,147            -0-     13,270           -0-
Increase (decrease) in
accounts payable, man-
agement fees payable
and payable to affiliates     13,175         (4,932)     9,524        (8,932)
 Total adjustments            21,467        (39,840)    10,955       (54,281)

  Net cash used by
  operating activities         4,126        (30,570)   (17,569)      (80,466)

CASH FLOWS FROM
INVESTING ACTIVITIES:
 Distributions                   -0-         30,148     23,369        30,148
 Net advances paid by
 local limited
 partnerships                 (4,145)         4,760    (11,530)       15,201
  Net cash provided
  by investing
  activities                  (4,145)        34,908     11,839        45,349

NET INCREASE
(DECREASE) IN
CASH AND CASH
 EQUIVALENTS                     (19)         4,338     (5,730)      (35,117)

CASH BALANCE
AT BEGINNING
OF PERIOD                      1,536         19,608      7,247        59,063

CASH BALANCE
AT END OF PERIOD           $   1,517       $ 23,946  $   1,517     $  23,946


Unaudited.  See accompanying notes.

             NOTES TO SUMMARIZE FINANCIAL INFORMATION
                         September 30, 1998

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

Note 3 - Management of Urban Improvement Fund Limited

Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to three tenths of one percent of invested assets or $64,325 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000). This fee was not payable during the first six years unless annual tax deductions plus cash distributions aggregated $550 per unit on a cumulative basis. The required level of tax deductions was not achieved; and, accordingly, the fee was not paid for those years. However, fees of $240,000 were recorded as a liability to the General Partner. Management fees totaling $550,833 for subsequent years have been accrued to the General Partner because cash flow was not sufficient to pay the fees. The Partnership will also pay the General Partner a liquidation fee for the sale of projects.

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

Note 4 - Investments in Local Limited Partnerships - As of September 30, 1998 and 1997, the Partnership has investments in five active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment, advances and unamortized costs of acquisition less the Partnership's share of losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership.

The Partnership has an investment in one Limited Partnership that sold its real estate during 1984. This Partnership (Alms Hill Apartments, Ltd.) holds a note receivable for a portion of the sales proceeds.

The investment in Local Limited Partnerships is comprised of:

                               September 30, 1998         December 31, 1997

Capital contributions              $ 1,054,287               $ 1,054,287

Distributions                         (540,348)                 (516,980)

Equity in loss                        (792,794)                 (804,632)

Advances                                11,506                       (24)

Unamortized costs of acquisitions      267,349                   267,349

                                   $       -0-               $       -0-

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

Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to three tenths of one percent of invested assets or $64,325 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000). The
Partnership recorded management fee expense of $30,000 for the nine-month period ended September 30, 1998 and 1997.

The components of the Partnership's equity in net income (loss) of the local limited partnership for September 30, 1998 and 1997 is summarized as follows:

                          For the Three-Month           For the Nine-Month
                             Period Ended                  Period Ended
                             September 30,                 September 30,
                          1998           1997           1998          1997

Distributions received
from Partnership with
zero investment:
 Lakewood
  Apartments           $    -0-      $     -0-       $     -0-     $   8,054
 Angeles II                 -0-            -0-          23,369        22,094
                            -0-            -0-          23,369        30,148

Repayment from
 (advances to)
 Partnerships with
 zero investment:
  Angeles I              (4,145)        34,908         (11,530)       15,201
                         (4,145)        34,908         (11,530)       15,201

                       $ (4,145)      $ 34,908       $  11,839     $  45,349

                            PART II - OTHER INFORMATION

Items 1 through 5 not applicable

Item 6 Exhibits and Reports on Form 8-K

          a) None
          b) The registrant has not filed a report on Form 8-K during the quarter ending September 30, 1998.

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




                           URBAN IMPROVEMENT FUND LIMITED - 1972
                                       (Registrant)
                           By:  Interfinancial Real Estate Management
                                Company, General Partner


Date November 13, 1998                       Michael Fulbright
                                               (Signature)
                               By:  Michael Fulbright, Secretary



Date November 13, 1998                        John M. Orehek
                                                (Signature)
                               By: John M. Orehek, Senior Vice President