Form 10-Q
period 1999-06-30
URBAN IMPROVEMENT FUND LIMITED 1972
filed 1999-08-13
CIK 850453

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              FORM 10-Q

    [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1999

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

                  PART I   FINANCIAL INFORMATION

                    Item 1   Financial Statements

                            BALANCE SHEETS

                URBAN IMPROVEMENT FUND LIMITED - 1972
                       (A Limited Partnership)

                                 ASSETS

                                     June 30,               December 31,
                                       1999                     1998

Cash                                $     567               $    1,176

Due from affiliates                       -0-                   15,335

Distribution receivable                   -0-                   32,335

Investments in and
 advances to Local
 Limited Partnerships
 accounted for on the
 equity method                            -0-                     -0-

       Total Assets                $      567              $   48,846


                     LIABILITIES AND PARTNERS' (DEFICIT)

Accounts payable                   $   10,000              $   18,200

Management fee payable                820,833                 800,833

Payable to affiliates                 545,238                 558,586

Distribution payable                      641                     641

 Total Liabilities                  1,376,712               1,378,260

Partners' (Deficit):
 General Partner -
5 Partnership units
 authorized, issued
 and outstanding                       (1,182)                (1,142)

 Limited Partners -
 5,830 Partnership units
 authorized, issued and
 outstanding                       (1,374,963)            (1,328,272)
                                   (1,376,145)            (1,329,414)

Total Liabilities and Partners'
(Deficit)                          $      567             $   48,846

Unaudited.  See accompanying notes.

                 CAPITALIZATION AND PARTNERS' (DEFICIT)

                 URBAN IMPROVEMENT FUND LIMITED - 1972
                        (A Limited Partnership)

                                       June 30,                 December 31,
                                         1999                       1998
General Partner Interest -
 5 Partnership units
 issued and outstanding              $     5,000              $     5,000

Limited Partners' Interest -
5,830 Partnership units
issued and outstanding                 5,830,000                5,830,000

 Total                                 5,835,000                5,835,000

 Offering Expenses                      (641,492)                (641,492)

 Distributions to partners              (271,214)                (271,214)

Accumulated loss through
  December 31, 1998                   (6,251,708)              (6,251,708)

Loss for the six-month
 period ended June 30, 1999              (46,731)                     -0-
                                      (6,298,439)              (6,251,708)

Partners' (deficit) at
 end of period                       $(1,376,145)             $(1,329,414)

Unaudited.  See accompanying notes

                          STATEMENTS OF INCOME
                   URBAN IMPROVEMENT FUND LIMITED - 1972
                         (A Limited Partnership)

                              For the Three-Month      For the Six-month
                                 Period Ended             Period Ended
                                    June 30,                 June 30,
                              1999          1998       1999          1998

Revenues                   $     274      $     -0-   $     417    $    -0-

Cost and expenses:

 Professional fees             5,000          3,175      10,000       6,350

 Management fee               10,000         10,000      20,000      20,000

 Other expenses                  136            817         136         817
                              15,136         13,992      30,136      27,167

Loss before equity
 in loss of Local
 Limited Partnerships        (14,862)       (13,992)    (29,719)    (27,167)

Equity in loss of
 Local Limited
 Partnerships                (17,012)        15,984     (17,012)     15,984

Net income (loss)          $ (31,874)     $   1,992   $ (46,731)  $ (11,183)

Allocation of Net Loss:

 Net income (loss)
 allocated to
 General Partner           $     (28)    $        1    $    (40)   $   (10)

Net income (loss)
 allocated to Limited
 Partners                    (31,846)         1,991     (46,691)   (11,173)

                           $ (31,874)     $   1,992   $ (46,731) $ (11,183)

Net loss allocated
 to Limited Partners
 per Limited  Partner-
 ship Unit (5,830 units
 outstanding at June 30,
 1999 and 1998)            $      (6)     $     -0-   $      (8) $     (2)

Unaudited.  See accompanying notes.

                         STATEMENTS OF CASH FLOWS
                   URBAN IMPROVEMENT FUND LIMITED - 1972
                          (A Limited Partnership)

                               For the Three-Month      For the Six-month
                                  Period Ended            Period Ended
                                     June 30,                June 30,
                              1999          1998       1999          1998

CASH FLOWS FROM
OPERATING ACTIVITIES:
 Net income (loss)        $ (31,874)       $1,992    $(46,731)     $(11,183)
 Adjustments to
 reconcile net
 income (loss) to
 net cash used by
 operating activities:
 Equity in income
 of local limited
 partnerships                 1,702       (15,983)     17,012      (15,984)
 Decrease in
 distribution
 receivable                     -0-           -0-      32,335          -0-
 Decrease (increase)
 in receivable from
 affiliates                     -0-         9,123         -0-        9,123
 Increase (decrease) in
 accounts payable, man-
 agement fees payable
 and payable to affiliates      -0-       (16,827)     13,787       (3,651)
   Total adjustments         17,012       (23,687)     63,134      (10,512)

 Net cash used by
 operating activities       (14,862)      (21,695)     16,403      (21,695)

CASH FLOWS FROM
INVESTING ACTIVITIES:
 Distributions                7,946        23,369       7,946       23,369
 Net advances paid
 to by local limited
 partnerships               (24,958)       (7,385)    (24,958)      (7,385)
 Net cash provided
 by investing
 activities                 (17,012)       15,984     (17,012)      15,984

NET INCREASE
 (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS                (31,874)       (5,711)       (609)      (5,711)

CASH BALANCE
 AT BEGINNING
 OF PERIOD                   32,441         7,247        1,176       7,247

CASH BALANCE
 AT END OF PERIOD         $     567    $    1,536    $     567   $   1,536

Unaudited.  See accompanying notes.

                      NOTES TO SUMMARIZE FINANCIAL INFORMATION
                                      June 30, 1999

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

Note 3 - Management of Urban Improvement Fund Limited
Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to three tenths of one percent of invested assets or $64,325 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000). This fee was not payable during the first six years unless annual tax deductions plus cash distributions aggregated $550 per unit on a cumulative basis. The required level of tax deductions was not achieved; and, accordingly, the fee was not paid for those years. However, fees of $240,000 were recorded as a liability to the General Partner. Management fees totaling $580,833 for subsequent years have been accrued to the General Partner because cash flow was not sufficient to pay the fees. The Partnership will also pay the General Partner a liquidation fee for the sale of projects.

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

         Date PSI Became
     Local Limited Partnership                     General Partner

 (1) Alms Hill Apartments Limited                   December 1977

     Angeles Apartments Associates, No. 1           December 1975

     Angeles Apartments Associates, No. 2           December 1975

<F1>
(1)  This property was sold through a resyndication during August, 1984.

Note 4 - Investments in Local Limited Partnerships - As of June 30, 1999 and 1998, the Partnership has investments in four active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment, advances and unamortized costs of acquisition less the Partnership's share of losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership.

The Partnership has an investment in one Limited Partnership that sold its real estate during 1984. This Partnership (Alms Hill Apartments, Ltd.) holds a note receivable for a portion of the sales proceeds.

The investment in Local Limited Partnerships is comprised of:

                                   June 30, 1999          December 31, 1998

Capital contributions             $ 1,054,287             $   1,054,287

Distributions                        (580,810)                 (572,684)

Equity in loss                       (779,851)                 (763,019)

Advances                               39,025                    14,067

Unamortized costs
 of acquisitions                      267,349                   267,349

                                  $       -0-               $       -0-

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

Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to three tenths of one percent of invested assets or $64,325 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000). The
Partnership recorded management fee expense of $20,000 for the six-month period ended June 30, 1999 and 1998.

The components of the Partnership's equity in net income (loss) of the local limited partnership for June 30, 1999 and 1998 is summarized as follows:

                             For the Three-Month         For the Six-month
                                Period Ended                Period Ended
                                   June 30,                    June 30
                             1999          1998          1999         1998

Distributions received
 from Partnership with
 zero  investment:
  Lakewood Apartments    $  7,946      $     -0-     $    7,946    $     -0-
  Angeles II                  -0-         23,369            -0-       23,369
                            7,946         23,369          7,946       23,369

Repayment from
 (advances to)
 Partnerships with
 zero investment:
  Angeles I               (13,078)        (7,385)       (13,078)     (7,385)
  Angeles II              (11,880)           -0-        (11,880)        -0-
                          (24,958)        (7,385)       (24,958)     (7,385)

                         $(17,012)       $15,984      $ (17,012)  $  15,984

Note 5 - Subsequent Events

The Partnership is currently negotiating the sale of Angeles I and Angeles
II.  The sale is expected to occur during August 1999.

                   PART II   OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K
       a) None
       b) The registrant has not filed a report on Form 8-K during the quarter ending June 30, 1999.

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




                         URBAN IMPROVEMENT FUND LIMITED - 1972
                                       (Registrant)
                         By:  Interfinancial Real Estate Management
                                  Company, General Partner



Date August 13, 1999                        Michael Fulbright
                                               (Signature)
                                  By:  Michael Fulbright, Secretary



Date August 13, 1999                          John M. Orehek
                                                (Signature)
                                  By: John M. Orehek, Senior Vice President