Form 10-K
period 1998-12-31
URBAN IMPROVEMENT FUND LIMITED 1972
filed 1999-10-01
CIK 850453

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1998: No established market value.

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

     (d) Financial information about foreign and domestic operations and export sales - The Registrant's income is entirely dependent upon revenues received from the limited partnerships in which it is a limited partner. Investment in federally- assisted housing is subject to significant regulations. These regulations limit, among other things, the amount of return allowed on the initial equity investment, the manner in which such properties may be sold, and the persons to whom such properties may be sold. In 1987, fearing the loss of affordable housing units, Congress passed emergency legislation which prohibited prepayment of all FHA insured Section 236 or Section 221(d)(3) mortgages. Congress passed additional legislation in 1990 known as LIHPRHA (the Low Income

Housing Preservation and Resident Homeownership Act).  However, by
1995, Congress had determined the program was too expensive to continue. In March 1996, Congress changed the compensation program, severely limited funding, and restored the property owners' right to prepay the FHA mortgages and change the use of the properties under legislation known as the Housing Opportunity Program Extension Act of 1996. The General Partner of the Partnership has initiated steps to ensure that the Local Limited Partnerships comply with the provisions of LIHPRHA and subsequent legislation. See financial information in Item 6, Selected Financial Data, in this report.

Item 2.  Properties
     The Registrant owns equity interests as a Limited Partner in the following real estate projects as of December 31, 1998:

                                                                                                1998
                                             No. of          Percent of
          Name               Type            Units           Occupancy

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

The following property was assigned to HUD at December 31, 1998:

  Number of Units              Type        Average Size (Sq. Ft.)
Mott Haven Apts. VI          236 Rehab.      184 Residential         99%
New York, New York                           1 Commercial

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

    (b)  Holders

  Title of         Name & Address of    Amount and Nature of        % of
   Class           Beneficial Owner     Beneficial Ownership       Class

General Partner   Interfinancial Real         5 Units               100%
  Interest        Estate Management Co.       ($5,000)
                  1201 Third Avenue,
                  Suite 5400
                  Seattle, Washington 98101-3076

Limited Partner   350 Limited Partners        5,830 Units            100%
   Interest                                   ($5,830,000)

     The Registrant has no officers or directors. Interfinancial Real Estate Management Company, the General Partner of the Registrant, is a corporation.

    (c) There were no distributions to partners during 1998, 1997, 1996, 1995 or 1994.

Item 6.  Selected Financial Data
    These statements do not include all disclosures required under generally accepted accounting principles; however, when read in conjunction with the related financial statements and notes thereto included under Item 8, the statements include all generally accepted accounting principles disclosures for the latest three years.


                                      Year Ended December 31,
                        1998       1997        1996        1995        1994

Interest income     $    922    $    424     $  1,455    $    118    $    263

Operating expenses:
  Management fee      40,000      40,000       40,000      40,000      40,000
  Other expenses      19,392      21,731       33,954      15,157      15,226
                      59,392      61,731       73,954      55,157      55,226

Loss before equity
  in income of
  Local Limited
  Partnerships       (58,470)    (61,307)     (72,499)    (55,039)    (54,963)

Equity in income
   of Local Limited
  Partnerships        41,614      33,746      106,919       9,778       6,947

Net income
  (loss)            $(16,856)   $(27,561)    $ 34,420    $(45,261)   $(48,016)

Allocation of net
 income (loss):
  Net income (loss)
  allocated to
  General Partners $    (15)    $    (24)    $     30    $    (39)   $    (42)
  Net income (loss)
  allocated to
  Limited Partners   (16,841)     (27,537)     34,390     (45,222)    (47,974)

                    $(16,856)    $(27,561)   $ 34,420    $(45,261)   $(48,016)

Net financial
 reporting income
 (loss) per unit:
 General partnership
 units (5 units
 outstanding
 allocated to
 General
 Partner)           $    (3)     $    (5)    $      6    $    (8)    $     (8)
Limited partnership
 units (5,830 units
 outstanding
 allocated
 to Limited
 Partners)          $     (3)    $     (5)    $      6   $     (8)   $     (8)

Total assets        $ 48,846     $ 37,502     $ 59,063   $    643    $  6,009

Long term
 obligations        $    -0-     $    -0-     $    -0-   $    -0-    $   -0-

Cash distributions  $    -0-     $    -0-     $    -0-   $    -0-    $   -0-

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

                      1998        1997        1996        1995         1994
Urban's share of
  distributions    $ 55,704    $ 30,148    $ 89,970    $  9,778    $  6,947

Advances (made to)
  repaid by
  Local Limited
  Partnerships     $(14,090)   $  3,598    $ 16,949    $    -0-    $    -0-

Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to three-tenths of one percent of invested assets or $64,325. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $40,000.) This fee was not payable during the first six years unless annual tax deductions plus cash distributions aggregated $550 per unit on a cumulative basis. The required level of tax deductions was not achieved and, accordingly, the fee was not paid for those years. However, fees of $240,000 were recorded as a liability to the General Partner. Management fees payable totaling

$560,833 payable to the General Partner for subsequent years have been accrued because cash flow was not sufficient to pay the fees. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect.

    At December 31, 1998, the Partnership had investments in four active real estate limited partnerships as a Limited Partner. The Partnership carries such investments on the equity method of accounting. The Partnership discontinues recording losses for financial reporting purposes when its investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. At year- end, all of the investments were reduced to zero. The equity in income in Local Limited Partnerships resulted from either Local Limited Partnerships, whose investments have not been reduced to zero, reporting income from operations and/or Local Limited Partnerships, whose investments have been reduced to zero, who paid distributions or repaid an advance. Additional advances to Local Limited Partnerships, after an investment is reduced to zero, are recorded as losses. The components of the Partnership's equity in net income of the Local Limited Partnerships for 1998, 1997 and 1996 is summarized as follows:

                                        1998           1997          1996

Net repayments from (advances to)
 Partnerships with zero investments:

    Angeles I                        $ (14,090)     $   3,598     $  16,949

Distributions received from
 Partnerships with zero investments:

    Angeles II                          23,369         22,094        45,903
    The Villages                           -0-            -0-        36,013
    Lakewood Apartments                 32,335          8,054         8,054

Equity in income of Local Limited
  Partnerships                       $  41,614       $  33,746     $ 106,919

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

Operating expenses have remained constant from 1994 through 1998.
During 1996, the Partnership incurred additional costs of $18,254 for consulting service in connection with LIHPHRA and the transfer of the property of Mott Haven Apartments VI to HUD.

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

Accordingly, if the Properties are sold, the Partners, in all likelihood, would recognize taxable gain in excess of the cash available for distribution. If sale proceeds are reinvested in a manner which permits the original sale to be treated as a like-kind exchange, the Partners can defer this gain until the new property is sold. Additionally, the Partnership will receive the benefit of any cash flow or appreciation in value of the new property. If reinvestments were made, it is likely that the acquired properties would be conventional, multi-family residential projects. The Partnership has had inquiries about the sale or exchange of properties in its portfolio. The Partnership is currently negotiating the sale of Angeles I and Angeles II.

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

                     Name              Age             Office
               Paul H. Pfleger         63     Director/President
               John M. Orehek          44     Director/Senior Vice President

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

                     Name              Age             Office
                Paul H. Pfleger        63       Chairman of the Board
                John M. Orehek         44       Senior Vice President
                Michael Fulbright      44       Secretary

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

Item 12.  Security Ownership of Certain Beneficial Owners and
Management
    (a)  Security Ownership of Certain Beneficial Owners

    (b)  Holders

 Title of         Name & Address of       Amount and Nature of        % of
  Class           Beneficial Owner        Beneficial Ownership        Class

General Partner    Interfinancial Real           5 Units               100%
 Interest          Estate Management Co.         ($5,000)
                   1201 Third Avenue
                   Suite 5400
                   Seattle, Washington 98101-3076

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

       Balance Sheets at December 31, 1998 and 1997.

       Statements of Income for the years ended December 31, 1998, 1997 and 1996.

       Statements of Changes in Partners' Capital for the years ended December 31, 1998, 1997 and 1996.

       Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

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

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the last quarter of 1998.

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

             (REGISTRANT)  URBAN IMPROVEMENT FUND LIMITED - 1972
                           BY:  INTERFINANCIAL REAL ESTATE MANAGEMENT COMPANY




Date: October 1, 1999   By: Paul H. Pfleger
                              Paul H. Pfleger
                              President
                              Interfinancial Real Estate Management Company



Date: October 1, 1999   By: John M. Orehek
                              John M. Orehek
                              Senior Vice President
                              Interfinancial Real Estate Management Company


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By:  Paul H. Pfleger                                    October 1, 1999
     Paul H. Pfleger, Director                          Date
     Interfinancial Real Estate Management Company




By:  John M. Orehek                                     October 1, 1999
     John M. Orehek, Director                           Date
     Interfinancial Real Estate Management Company.

                     URBAN IMPROVEMENT FUND LIMITED
                           SEATTLE, WASHINGTON

                       ANNUAL REPORT ON FORM 10-K
               ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(d)
                 FINANCIAL STATEMENTS AND SUPPLEMENTARY
              DATA LIST OF FINANCIAL STATEMENTS AND FINANCIAL
                           STATEMENT SCHEDULES
                      YEAR ENDED December 31, 1998

URBAN IMPROVEMENT FUND LIMITED
(A Limited Partnership)
Form 10-K - Items 14(a)(1) and (2)
Form 10-K - Item 14(d)


INDEX TO FINANCIAL STATEMENTS


The following financial statements of Urban Improvement Fund Limited are included in Item 8 and Item 14(a)(1)

    Independent auditors' report . . . . . . . . . . . . . . . . . . F-3

    Balance sheets at December 31, 1998 and 1997 . . . . . . . . . . F-4

    Statements of income
       for the years ended December 31, 1998, 1997 and 1996. . . . . F-5

    Statements of changes in partners' capital (deficit)
       for the years ended December 31, 1998, 1997 and 1996. . . . . F-6

    Statements of cash flows
       for the years ended December 31, 1998, 1997 and 1996. . . . . F-7

    Notes to financial statements. . . . . . . . . . . . . . . . . . F-8


The following financial statement schedules of Urban Improvement Fund Limited are included in Item 14(a)(2) and 14(d):

    IV.  Indebtedness of and to Related Parties. . . . . . . . . . .F-24

    XI.  Real Estate and Accumulated Depreciation of
         Local Limited Partnerships. . . . . . . . . . . . . . . .  F-25

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

                     INDEPENDENT AUDITORS' REPORT


To the Partners
Urban Improvement Fund Limited - 1972

We have audited the accompanying balance sheets of Urban Improvement
Fund, Limited (a Limited Partnership) as of December 31, 1998 and 1997, and the related statements of changes in partners' capital (deficit), income and cash flows for the years ended December 31, 1998, 1997 and 1996 and the related schedules listed in Item 14(a)2 of the annual report on Form 10-K of Urban Improvement Fund Limited for the years ended
December 31, 1998, 1997 and 1996. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit two in 1998 and 1997 of the financial statements eof
Urban Improvement Fund Limited's Local Limited Partnership investments whose combined financial statements are shown in Note 5.
These statements were audited by other auditors whose reports have been furnished to us, and our opinion, to the extent it relates to the amounts included for these Local Limited Partnership investments, is based solely on the reports of the other auditors. Urban Improvement Fund Limited's investment in these partnerships has been reduced to zero.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Improvement Fund Limited as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, based upon our audits and the reports of other auditors, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required therein.

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




Atlanta, Georgia
May 31, 1999

URBAN IMPROVEMENT FUND LIMITED
(A Limited Partnership)

BALANCE SHEETS



                                                 ASSETS

                                                    December 31,
                                          1998                       1997

Cash and cash equivalents             $    1,176                 $    7,247
Due from affiliates                       15,335                     30,255
Distributions receivable                  32,335                        -0-
Investments in and advances
 to Local Limited Partnerships
 accounted for on the equity
 method - Note 5                             -0-                        -0-

                                       $  48,846                 $   37,502


              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                       $   18,200                $      -0-
Management fee payable -
  Note 4 (Schedule IV)                    800,833                   790,833
Advance from General Partner
  (Schedule IV)                           558,586                   558,586
Distribution payable                          641                       641
                                        1,378,260                 1,350,060

Partners' capital (deficit) - Note 3
 General Partners - 5 partnership
 units authorized, issued and
 outstanding                               (1,142)                   (1,127)
 Limited Partners - 5,830
 partnership units authorized,
 issued and outstanding                (1,328,272)               (1,311,431)
                                       (1,329,414)               (1,312,558)
Commitments and contingent
 liabilities - Notes 2 and 4
                                      $    48,846                $   37,502

The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED
(A Limited Partnership)

STATEMENTS OF INCOME



                                             Year Ended December 31,
                                   1998               1997            1996

Interest income                $      922         $      424      $    1,455

Expenses:
 Management fees - Note 4          40,000             40,000          40,000
 Other expenses                    19,392             21,731          33,954
                                   59,392             61,731          73,954
Loss before equity in
 income of Local Limited
 Partnerships                     (58,470)           (61,307)        (72,499)
Equity in income of
 Local Limited
 Partnerships - Note 5             41,614             33,746         106,919

Net income (loss)              $  (16,856)        $  (27,561)     $   34,420

Allocation of net income (loss):
 Net income (loss) allocated
   to General Partners         $      (15)        $      (24)     $       30
 Net income (loss) allocated
   to Limited Partners            (16,841)           (27,537)         34,390

                               $  (16,856)        $  (27,561)     $   34,420
Net financial reporting income
 (loss) per unit:
  General partnership units
   (5 units outstanding
   allocated to
   General Partner)            $       (3)        $       (5)     $        6
  Limited partnership units
   (5,830 units outstanding
   allocated to Limited
   Partners)                   $        (3)       $        (5)    $        6

The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED
(A Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                 General         Limited
                                 Partner         Partners           Total
Partners' capital (deficit)
 at December 31, 1995         $    (1,133)     $(1,318,284)      $(1,319,417)

Net income - 1996                      30           34,390            34,420

Partners' capital (deficit)
 at December 31, 1996              (1,103)      (1,283,894)       (1,284,997)

Net loss - 1997                       (24)         (27,537)          (27,561)

Partners' capital (deficit)
 at December 31, 1997               (1,127)     (1,311,431)       (1,312,558)

Net loss - 1998                        (15)        (16,841)          (16,856)

Partners' capital (deficit)
  at December 31, 1998          $    (1,142)   $(1,328,272)      $(1,329,414)

The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED
(A Limited Partnership)

STATEMENTS OF CASH FLOWS


                                          Year ended December 31,
                                   1998            1997             1996
CASH FLOWS FROM
OPERATING ACTIVITIES:
  Net income (loss)           $  (16,856)      $  (27,561)       $   34,420
 Adjustments to reconcile
 net income (loss) to net
 cash used by operating
 activities:
  Equity in net income
   of Local Limited
   Partnerships                  (41,614)         (33,746)         (106,919)
  Increase in accounts
   receivable and
   distribution receivable       (17,415)             -0-               -0-
  Increase (decrease) in
   accounts payable,
   management fees
   payable and payable
   to affiliates                  28,200          (24,255)            24,000
    Total adjustments            (30,829)         (58,001)           (82,919)
     Net cash used by
      operating activities       (47,685)         (85,562)           (48,499)

CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Current year distributions
   received                       55,704           30,148             89,970
  Net repayments from Local
   Limited Partnerships          (14,090)           3,598             16,949
    Net cash provided by
     investing activities         41,614           33,746            106,919

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS                      (6,071)         (51,816)            58,420

CASH AND CASH
 EQUIVALENTS AT
 BEGINNING OF YEAR                 7,247           59,063                643

CASH AND CASH
 EQUIVALENTS AT
 END OF YEAR                  $    1,176        $   7,247         $   59,063

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

  Investment in Local Limited Partnerships

As of December 31, 1998, the Partnership has investments in four active real estate limited partnerships (Local Limited Partnerships), which are accounted for on the equity method (Note 5). The investment account represents the sum of the capital investment, advances and unamortized cost of acquisition less the Partnership's share of losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. Repayment of advances and cash distributions by the Local Limited Partnerships after the Partnership's investment has been reduced to zero are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

The Partnership has an investment in one limited partnership that sold its real estate during 1983. This partnership (Alms Hill Apartments, Ltd.)
holds a note receivable for a portion of the sales proceeds. The sale of the property was recognized on the cost recovery method to first recognize the recovery of the asset value, then recognize the gain as the proceeds are received. Interest will accrue at eighteen percent on the unpaid principal balance of $500,000. Unpaid interest and principal was due August 1, 1993. The due date was extended for an additional five-year term to August 1, 1998, at which time the due date was extended for an additional five year term. During the extension period, interest will accrue only to the extent of surplus cash. Payments after 1989 can only be made from cash flow of the Local Limited Partnership, as defined in its partnership agreement . No cash flow payments have been made.

The Partnership's equity in net income of the Local Limited Partnerships is summarized as follows:

                                         1998           1997           1996
 Repayments from (advances to)
  Partnerships with zero investments:
    Angeles I                          $(14,090)     $  3,598      $  16,949

 Distributions received from
 Partnerships with zero investments:
   The Villages                             -0-           -0-         36,013
   Lakewood Apartments                   32,335         8,054          8,054
   Angeles II                            23,369        22,094         45,903

 Equity in income of Local
  Limited Partnerships                 $ 41,614      $ 33,746       $106,919

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

Note 3 - Reconciliation Between Net Income (Loss) and Partners' Capital (Deficit) For Financial Reporting Purposes and Income Tax Reporting Purposes

A reconciliation of the Partnership's income (loss) for financial reporting purposes and the Partnership's income (loss) for income tax reporting purposes follows:

                                      1998           1997            1996

Net income (loss) for financial
  reporting purposes              $   (16,856)   $   (27,561)   $    34,420
Equity in deductions
 taken  by Local Limited
 Partnerships for income
 tax reporting purposes               281,120        156,748        (68,628)
Other accrual adjustments              40,000         10,000         20,000
Net income (loss) as reported
 on the federal income tax
 return                           $   304,264    $   139,187     $  (14,208)

A reconciliation of partners' capital (deficit) for financial reporting purposes and partners' capital (deficit) for income tax reporting purposes follows:

Note 3 - Reconciliation Between Net Income (Loss) and Partners' Capital (Deficit) For Financial Reporting Purposes and Income Tax Reporting Purposes - Continued

                                               December 31,
                                  1998             1997             1996
Partners' capital (deficit)
 for financial reporting
 purposes                     $(1,329,414)     $(1,312,558)    $(1,284,997)
Commissions and offering
  expenses capitalized for
  income tax reporting
  purposes and charged to
  capital for financial
  reporting purposes              641,492          641,492        641,492
Equity in cumulative
 losses of Local Limited
 Partnerships for income
 tax reporting purposes
 in excess of losses
 for financial reporting
 purposes                      (6,443,167)      (6,724,287)    (6,881,035)
Other adjustments                 783,333          743,333        733,333
Partners' capital
 (deficit) as reported
 on the federal
 income tax return            $(6,347,756)     $(6,652,020)   $(6,791,207)

Note 4 - Management of Urban Improvement Fund Limited

Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to three-tenths of one percent of invested assets or $64,325.
(The fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000.) This fee was not payable during the first six years unless annual tax deductions plus cash distributions aggregated $550 per unit on a cumulative basis. The required level of tax deductions was not achieved and, accordingly, the fee was not paid for those years. However, fees of $240,000 were recorded as a liability to the General Partner. Management fees totaling $560,833 payable to the General Partner for subsequent years have been accrued because cash flow was not sufficient to pay the fees. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the limited partners' share of the proceeds has been distributed to them, (ii) the limited partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the limited partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect.

The General Partner of the Partnership is a corporation in which Paul H. Pfleger has a majority interest. Partnership Services, Inc. (PSI), another corporation in which Paul H. Pfleger is a majority shareholder, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 1998, 1997 or 1996. In addition, as shown in the following table, PSI has become the General Partner in two of the Local Limited Partnerships in which the Partnership has investments:

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

Investments in and advances to the Local Limited Partnerships accounted for on the equity method are as follows:

                                            Equity In
                         Capital              Income
                      Contributions          (Losses)            Subtotal
December 31, 1998:
Angeles No. 1          $  216,629          $  (312,668)      $   (96,039)
Angeles No. 2             180,201             (281,868)         (101,667)
Lakewood Apts              (3,690)            (585,495)         (589,185)
The Villages               88,463           (1,364,775)       (1,276,312)

                       $  481,603          $(2,544,806)      $(2,063,203)

                      Equity In                      Unamortized
                      Losses Not                      Costs of
                      Recorded        Advances       Acquisition       Total
December 31, 1998:
Angeles No. 1        $   42,985       $ 10,493       $   42,561     $    -0-
Angeles No. 2            46,739          3,574           51,354          -0-
Lakewood Apts           525,478            -0-           63,707          -0-
The Villages          1,166,585            -0-          109,727          -0-

                     $1,781,787       $ 14,067       $  267,349     $    -0-

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

The combined balance sheets of the Local Limited Partnerships accounted for on the equity method at December 31, 1998 and 1997 and the related combined statements of operations, changes in partners capital (deficit), cash flows and selected footnote disclosures from the audited financial statements of the Local Limited Partnerships for the years ended
December 31, 1998, 1997 and 1996 are summarized as follows:

Note 5 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

COMBINED BALANCE SHEETS OF LOCAL LIMITED PARTNERSHIPS

                                Assets

                                                 December 31,
                                        1998                       1997

Cash                               $   188,213                 $    134,274
Cash in escrow and other
  restricted funds                     749,541                    1,015,708
Accounts receivable                     77,498                      107,640
Prepaid expenses                        29,432                       43,272
Other assets (net of
  accumulated amortization)             37,785                       39,870
                                     1,082,469                    1,340,764

Property on the basis of cost:
  Land                                 504,203                      504,203
  Buildings and improvements        10,037,839                    9,281,703
                                    10,542,042                    9,785,906
  Less accumulated depreciation     (7,318,855)                  (7,005,646)
                                     3,223,187                    2,780,260

                                   $ 4,305,656                  $ 4,121,024


                  Liabilities and Partners' Capital (Deficit)

Mortgage notes payable             $ 5,102,066                  $ 5,291,142
Accounts payable and
 accrued expenses                      111,172                      167,676
Notes payable                        1,136,875                      812,118
Tenants' security and
 other deposits                         79,538                       79,541
                                     6,429,651                    6,350,477

Partners' capital (deficit)
 per accompanying
 statements                         (2,123,995)                  (2,229,453)

                                   $ 4,305,656                  $ 4,121,024

Note 5 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

COMBINED STATEMENTS OF OPERATIONS OF LOCAL LIMITED
PARTNERSHIPS

                                           Year Ended December 31
                                 1998             1997               1996
REVENUE:
  Net rental income           $3,096,731        $3,181,674        $4,628,178
  Financial income                47,446            28,952            37,536
  Other income                    62,338            47,815            57,364
    Total revenue              3,206,515         3,258,441         4,723,078

EXPENSES:
  Administrative                 597,638           647,253           753,077
  Utilities                      675,411           669,767         1,077,002
  Operating                      921,988         1,073,360         1,587,296
  Taxes and insurance            339,185           363,915           833,331
  Financial                      187,441           200,176           267,134
  Depreciation                   313,209           293,095           505,508
  Other                            8,591             4,950             2,574
   Total expenses              3,043,463         3,252,516         5,025,922

Income (loss) before
 gain on transfer of
 property to HUD                 163,052             5,925          (302,844)

Gain on transfer
 of property
 to HUD                              -0-                -0-        4,146,899

Net income                    $  163,052         $    5,925       $3,844,055

Amortization of capitalized interest was $18,446 in 1998, $18,446 in 1997 and $32,716 in 1996.

Note 5 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(DEFICIT) OF LOCAL LIMITED PARTNERSHIPS

                         Urban
                      Improvement        Other
                         Fund           Limited        General
                        Limited         Partners       Partners        Total
Partners' capital
 (deficit) at
 January 1, 1996      $(5,659,547)     $(46,012)     $(247,954)  $(5,953,513)

Net income (loss) -
 1996                   3,608,249          (418)       236,224     3,844,055

Distributions -
 1996                     (89,970)        (1,705)       (2,770)       (94,445)

Partners' capital
 (deficit) at
 December 31, 1996     (2,141,268)       (48,135)      (14,500)    (2,203,903)

Net income (loss) -
 1997                       7,277         (1,773)          421          5,925

Distributions -
 1997                     (30,148)          (315)       (1,012)       (31,475)

Partners' capital
 (deficit) at
 December 31, 1997     (2,164,139)       (50,223)      (15,091)    (2,229,453)

Net income (loss) -
 1998                     156,640          1,747         4,665        163,052

Distributions - 1998      (55,704)          (576)       (1,314)       (57,594)

Partners' capital
 (deficit) at
 December 31, 1998     $(2,063,203)    $ (49,052)    $ (11,740)   $(2,123,995)

Note 5 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

STATEMENTS OF CASH FLOWS OF LOCAL LIMITED PARTNERSHIPS

                                         Year Ended December 31
                                 1998              1997              1996
CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net income                 $  163,052        $    5,925       $ 3,844,055
  Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
    Gain on transfer of
     property to HUD                -0-                -0-        (4,146,899)
    Depreciation                313,209            293,095           505,508
    Decrease (increase) in
     escrows and other
     restricted funds,
     receivables, prepaid
     expenses and
     other assets                312,234           (93,381)              417
      Increase (decrease) in
       accounts payable,
       accrued expenses,
       tenant security
       deposit liability
       and other liabilities      (56,507)          32,793            64,657
          Total adjustments       568,936          232,507        (3,576,317)
            Net cash provided
             by operating
              activities          731,988          238,432           267,738

CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Capital expenditures           (756,136)        (529,369)         (108,039)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Mortgage principal
   payments                       (189,076)       (176,345)         (164,454)
  Distributions paid               (57,594)        (31,475)          (94,445)
  Advance from (repayment
   to) general partner                 -0-             -0-           (25,000)
  Advances from (repayments
   to) affiliates net               14,067          (3,574)          (16,949)
  Increase in notes payable        310,690         440,148            49,649
    Net cash provided (used) by
     financing activities           78,087         228,754          (251,199)

NET INCREASE
 (DECREASE) IN CASH                 53,939         (62,183)          (91,500)

CASH BALANCE AT
 BEGINNING OF YEAR                 134,274         196,457           287,957

CASH BALANCE AT
 END OF YEAR                    $  188,213      $  134,274       $   196,457

SUPPLEMENTAL INFORMATION
 REGARDING INTEREST
 PAYMENTS IS AS FOLLOWS:
  Interest paid                 $  165,069      $  169,689       $   181,178

Note 5 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

A reconciliation between combined net income for financial reporting purposes and the combined net income for income tax reporting purposes follows:

                                               Year Ended December 31
                                        1998            1997          1996
Combined net income for
 financial reporting purposes      $   163,052      $    5,925    $3,844,055

Differences between
 depreciation for income
 tax reporting purposes
 and depreciation for
 financial reporting purposes          164,651         174,447       382,858

Gain on transfer of
 property to HUD                           -0-             -0-    (4,146,899)

Accrual adjustments
 for financial
 reporting purposes                      9,235            3,326      (30,388)

Combined net income as
 reported on the federal
 income tax returns                  $ 336,938       $  183,698   $   49,626

A reconciliation of combined partners' capital (deficit) for financial reporting purposes and combined partners' capital (deficit) for income tax reporting purposes follows:

                                            Year Ended December 31
                                     1998            1997           1996
Combined partners' capital
 (deficit) for financial
 reporting purposes             $(2,123,995)     $(2,229,453)    $(2,203,903)

Gain on transfer of
 property to HUD                        -0-              -0-      (4,146,899)

Carrying costs during
 construction capitalized
 for financial reporting
  purposes, excess of
 depreciation for income
 tax reporting purposes and
  accrual adjustments for
 financial reporting purposes      (601,085)         (688,932)      (799,275)
Combined partners' capital
 (deficit) as reported on the
 federal income tax return s    $(2,725,080)      $(2,918,385)   $(7,150,077)

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

  Mortgage Notes Payable

The Partnerships have mortgages which are payable to or are insured by the Department of Housing and Urban Development (HUD) totaling $5,102,066 at December 31, 1998 and $5,467,487 at December 31, 1996.
The mortgage notes payable are secured by deeds of trust on rental property and bear interest at the rate of seven percent per annum. The mortgages will generally be repaid in monthly installments of principal and interest of $46,124 over periods of forty years. HUD makes interest assistance payments on the mortgages insured under Section 236 which effectively reduce the mortgage payments to those required for mortgages carrying a one percent interest rate.

Note 5 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

The scheduled principal reductions for the next five years are as follows:

                         1999                         $  202,739
                         2000                             217,508
                         2001                             233,135
                         2002                             249,988
                         2003                             268,033
                         Beyond                         3,930,663

                                                       $5,102,066

  Notes Payable

Notes payable include residual receipts notes of $322,321 that are payable to the former General Partner of two Local Limited Partnerships. The residual receipts are non-interest bearing, subordinated to allocable distributions to partners and are due after liquidation of the HUD-insured mortgages. A Local Limited Partnership has a low interest rate flexible subsidy note payable received in 1996, 1997 and 1998 in the amount of $814,554. The note will be due fifteen years from the final closing or upon refinancing.

  National Housing Act Subsidies and Restrictions

Under terms of the regulatory agreements with HUD, the Local Limited Partnerships cannot make cash distributions to partners of the Local Limited Partnerships in excess of six percent per annum of stated equity in the respective projects. Such distributions are cumulative but can only be paid from "surplus cash," as defined in the agreements. The Local Limited Partnerships must deposit all cash in excess of the distributable amounts into residual receipts funds which are under the control of the mortgagees, and from which disbursements must be approved by HUD. As of December 31, 1998, approximately $686,000 could be paid to partners of the Local Limited Partnerships as surplus cash becomes available.

Under terms of the regulatory agreements, the Local Limited Partnerships are required to make monthly deposits into replacement funds which are under the control of the mortgagees. Such deposits commence with the initial principal payments on the mortgage loans. Expenditures from the replacement funds must be approved by HUD.

All of the Local Limited Partnerships have entered into rent supplement and/or Section 8 contracts with HUD to provide financial assistance to qualified tenants of the apartment units. Under terms of these contracts, HUD will pay a portion of the rent on behalf of qualified tenants. The maximum dollar amount of these payments is limited by HUD. A substantial portion of rental income is collected through these contracts. During 1998 and 1997, the Local Limited Partnerships received approximately $2,125,000 and $2,158,000, respectively, in rent supplement and Section 8 funds.

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

The final installment of $500,000 was due on August 2, 1993 along with accrued interest. However, the note could be extended for two additional five-year periods by the election of the maker of the installment obligation. The maker of the note elected to extend the note through August 1, 2003. Interest will continue to accrue at eighteen percent per annum and is payable on the anniversary date of the note to the extent that the property has distributable cash flow. During the extension period, any unpaid interest will not accrue. The gain on the sale of the real estate was recognized on the cost recovery method to first recognize the recovery of the asset value, then recognize the gain as the proceeds are received.

Note 8 - Year 2000 Risk Assessment and Action Plan

The Partnership is aware of the current concerns throughout the business community of reliance upon computer software that does not properly recognize the year 2000 in date formats, often referred to as the "Year
2000 Problem." The Year 2000 Problem is the result of software being written using two digits rather than four digits to define the applicable year (i.e., "98" rather than "1998"). A failure by a business to properly identify and correct a Year 2000 Problem in its operations could result in system failures or miscalculations. In turn, this could result in disruptions of operations, including, among other things, a temporary inability to process transactions, or otherwise engage in routine business transactions on a day-to-day basis.

Operations of the Partnership are not dependent upon the successful operation on a daily basis of its computer software programs. The Partnership relies upon software purchased from third-party vendors rather than internally-generated software. In its analysis of software, and based upon its ongoing discussions with these vendors, a plan of action has been put in place by the Partnership to minimize its risk exposure to the Year 2000 Problem. The properties that the Partnership has invested in may be dependent upon the successful operation on a daily basis of its computer software programs. The Partnership has not been informed by any of these properties that they are not Year 2000 compliant.

URBAN IMPROVEMENT FUND LIMITED
(A Limited Partnership)

SCHEDULE IV

INDEBTEDNESS OF RELATED PARTIES


                                                December 31,
                                       1998                   1997
                            1998      Change       1997      Change    1996
Advances to (repayment
  from) Local Limited
  Partnerships

Angeles No. 1            $ 10,492   $14,090    $(3,598)   $(3,598)  $     -0-
Angeles No. 2               3,574       -0-      3,574        -0-       3,574

                         $ 14,066   $14,090    $   (24)   $(3,598)  $   3,574

The above advances are included in the balance sheet caption "Investments in and advances to Local Limited Partnerships accounted for on the equity method." See Note 5 to the financial statements.

                                                   December 31,
                                          1998                       1997
Indebtedness to general partner:

  Management fee payable to
   General Partner                      $  800,833                $ 790,833

   Advances from General Partner        $  558,586                $ 558,586

URBAN IMPROVEMENT FUND LIMITED
(A Limited Partnership)

Schedule XI

REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS

December 31, 1998

                                                               Outstanding
                    Description                                 Mortgage
Partnership/Location                 No. of Units                Balance
Angeles Apartments Assoc. No.1
  Los Angeles, California           94 apartments             $   906,050
Angeles Apartments Assoc. No.2
  Los Angeles, California          109 apartments               1,083,338
Lakewood Apartments
  Vinton, Virginia                 108 apartments               1,172,525
The Villages, Ltd.
  Waco, Texas                      250 apartments               1,940,153

                                                              $ 5,102,066

                                        Buildings
                                           and                 Accumulated
Partnership/Location            Land    Improvement    Total   Depreciation
Angeles Apartments Assoc. No.1
  Los Angeles, California     $144,046  $2,851,437   $2,995,483  $(1,278,695)
Angeles Apartments Assoc. No.2
  Los Angeles, California      108,917   2,145,084    2,254,001   (1,561,033)
Lakewood Apartments
  Vinton, Virginia              59,882   1,742,260    1,802,142   (1,410,038)
The Villages, Ltd.
  Waco, Texas                  191,358   3,299,058    3,490,416   (3,069,089)

                              $504,203 $10,037,839  $10,542,042  $(7,318,855)

                                                               Life in Which
                                                               Depreciation
                                                                in Latest
                                 Date of                         Income
                               Completion of        Date        Statement
Partnership/Location           Construction       Acquired     is Computed
Angeles Apartments Assoc. No.1
  Los Angeles, California         1974              1972      10 to 40 years
Angeles Apartments Assoc. No.2
  Los Angeles, California         1974              1972       5 to 30 years
Lakewood Apartments
  Vinton, Virginia                1974              1972       3 to 35 years
The Villages, Ltd.
  Waco, Texas                     1974              1972       6 to 25 years

                                Buildings &       Total      Accumulated
                     Land       Improvement       Cost        Depreciation
Balance at
 December 31, 1996   $504,203    $ 8,752,334    $9,256,537     $ 6,712,551
   Acquisitions           -0-        529,369       529,369         293,095

Balance at
 December 31, 1997    504,203      9,281,703     9,785,906       7,005,646
   Acquisitions           -0-        756,136       756,136         313,209

Balance at
 December 31, 1998   $504,203    $10,037,839   $10,542,042     $ 7,318,855

 Note - Capital improvements since original construction or rehabilitation are not material to the combined financial statements and, as such, are not disclosed separately. The financial statement category of buildings and improvements is composed substantially of cost plus the initial renovation upon acquisition. The total cost of land and buildings for federal income tax reporting purposes is approximately $9,925,000.