Form 10-Q
period 1999-09-30
URBAN IMPROVEMENT FUND LIMITED 1972
filed 1999-12-07
CIK 850453

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999

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

                         PART I - FINANCIAL INFORMATION

                          Item 1 - Financial Statements

                                  BALANCE SHEETS

                        URBAN IMPROVEMENT FUND LIMITED - 1972
                               (A Limited Partnership)

                                       ASSETS

                                    September 30,             December 31,
                                        1999                      1998

Cash                                $     417                  $    1,176

Due from affiliates                       -0-                      15,335

Distribution receivable             1,658,635                      32,335

Investments in and
  advances to Local
  Limited Partnerships
  accounted for on the
  equity method                           -0-                         -0-

       Total Assets                $1,659,052                  $   48,846


                           LIABILITIES AND PARTNERS' (DEFICIT)

Accounts payable                   $   12,520                  $   18,200

Management fee payable                830,833                     800,833

Payable to affiliates                 547,568                     558,586

Distribution payable                      641                         641

  Total Liabilities                 1,391,562                   1,378,260

Partners' (Deficit):
 General Partner - 5 Partnership
 units authorized, issued and
 outstanding                              241                      (1,142)

 Limited Partners - 5,830
 Partnership units authorized,
 issued and outstanding               267,249                  (1,328,272)
                                      267,490                  (1,329,414)

 Total Liabilities and
 Partners' (Deficit)               $1,659,052                  $   48,846

Unaudited.  See accompanying notes.

                      CAPITALIZATION AND PARTNERS' (DEFICIT)

                       URBAN IMPROVEMENT FUND LIMITED - 1972
                              (A Limited Partnership)


                                     September 30,             December 31,
                                         1999                      1998

General Partner Interest - 5
 Partnership units issued and
 outstanding                        $      5,000              $      5,000

Limited Partners' Interest - 5,830
  Partnership units issued and
  outstanding                          5,830,000                 5,830,000

    Total                              5,835,000                 5,835,000

Offering Expenses                       (641,492)                 (641,492)

Distributions to partners               (271,214)                 (271,214)

Accumulated loss through
  December 31, 1998                   (6,251,708)               (6,251,708)

Gain for the nine-month period
  ended September 30, 1999             1,596,904                       -0-
                                      (4,654,804)               (6,251,708)

Partners' (deficit) at end
 of period                         $     267,490              $ (1,329,414)



Unaudited.  See accompanying notes

                                       STATEMENTS OF INCOME
                              URBAN IMPROVEMENT FUND LIMITED - 1972
                                       (A Limited Partnership)

                            For the Three-Month          For the Nine-month
                                Period Ended                 Period Ended
                                September 30,                September 30,
                            1999           1998          1999           1998

Revenues                $      -0-     $       13     $      417   $      13

Cost and expenses:

  Professional fees          5,000           3,175        15,000       9,525

  Management fee            10,000          10,000        30,000      30,000

  Other expenses               -0-              34           136         851
                            15,000          13,209        45,136      40,376

Loss before equity in
 loss of Local Limited
 Partnerships              (15,000)        (13,196)      (44,719)    (40,363)

Equity in loss of Local
  Limited Partnerships   1,658,635          (4,145)    1,641,623      11,839

Net income (loss)       $1,643,635      $  (17,341)   $1,596,904   $  28,524

Allocation of Net Loss:

 Net income (loss)
 allocated to General
 Partner                $    1,423      $      (15)   $    1,383   $     (25)

 Net income (loss)
 allocated to Limited
 Partners                1,642,212          (17,326)   1,595,521     (28,499)

                        $1.643,635      $   (17,341)  $1,596,904   $ (28,254)

Net loss allocated to
 Limited Partners per
 Limited  Partnership
 Unit (5,830 units out-
 standing at September 30,
 1999 and 1998)         $      282       $         2  $      274    $     (4)

Unaudited.  See accompanying notes.

                                   STATEMENTS OF CASH FLOWS
                            URBAN IMPROVEMENT FUND LIMITED - 1972
                                    (A Limited Partnership)

                                For the Three-Month       For the Nine-month
                                    Period Ended             Period Ended
                                    September 30,            September 30,
                                1999           1998       1999          1998
CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net income (loss)         $ 1,643,635   $  (17,341)  $ 1,596,904  $  (28,524)
  Adjustments to reconcile
   net income (loss) to net
   cash used by operating
   activities:
  Equity in income of local
   limited partnerships      (1,658,635)       4,145    (1,641,623)    (11,839)
  Decrease (increase) in
   distribution receivable   (1,658,635)         -0-    (1,626,300)        -0-
  Decrease (increase) in
   receivable from affiliates       -0-        4,147        15,335      13,270
  Increase (decrease) in
   accounts payable, man-
   agement fees payable and
   payable to affiliates         14,850       13,175        13,302       9,524
       Total adjustments     (3,302,420)      21,467    (3,239,286)     10,955

         Net cash used
         by operating
         activities          (1,658,785)       4,126    (1,642,382)    (17,569)

CASH FLOWS FROM
INVESTING ACTIVITIES:
 Distributions                1,619,610          -0-     1,627,556      23,369
 Net advances paid to by
  local limited partnerships     39,025       (4,145)       14,067     (11,530)
         Net cash provided
         by investing
         activities           1,658,635       (4,145)    1,641,623      11,839

NET INCREASE (DECREASE)
  IN CASH AND CASH
  EQUIVALENTS                      (150)         (19)         (759)     (5,730)

CASH BALANCE AT
 BEGINNING OF PERIOD                567         1,536        1,176       7,247

CASH BALANCE AT
 END OF PERIOD              $       417    $    1,517  $       417  $    1,517

Unaudited.  See accompanying notes.

                NOTES TO SUMMARIZE FINANCIAL INFORMATION
                            September 30, 1999

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

Note 3 - Management of Urban Improvement Fund Limited

Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to three tenths of one percent of invested assets or $64,325 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000). This fee was not payable during the first six years unless annual tax deductions plus cash distributions aggregated $550 per unit on a cumulative basis. The required level of tax deductions was not achieved; and, accordingly, the fee was not paid for those years. However, fees of $240,000 were recorded as a liability to the General Partner. Management fees totaling $590,833 for subsequent years have been accrued to the General Partner because cash flow was not sufficient to pay the fees. The Partnership will also pay the General Partner a liquidation fee for the sale of projects.

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

                                                            Date PSI Became
               Local Limited Partnership                    General Partner

          (1) Alms Hill Apartments Limited                  December 1977

          (2) Angeles Apartments Associates, No. 1          December 1975

          (2) Angeles Apartments Associates, No. 2          December 1975

(1)  This property was sold through a resyndication during August 1984.
(2) These properties were sold on August 28, 1999.

Note 4 - Investments in Local Limited Partnerships - As of September 30, 1999 and 1998, the Partnership has investments in four active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment, advances and unamortized costs of acquisition less the Partnership's share of losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership.

The Partnership has an investment in one Limited Partnership that sold its real estate during 1984. This Partnership (Alms Hill Apartments, Ltd.) holds a note receivable for a portion of the sales proceeds.

The investment in Local Limited Partnerships is comprised of:

<CAPTIONS>
                                September 30, 1999         December 31, 1998

Capital contributions               $ 1,054,287              $   1,054,287

Distributions                        (2,200,240)                  (572,684)

Equity in loss                          972,519                   (763,019)

Advances                                    -0-                     14,067

Unamortized costs of acquisitions       173,434                    267,349

                                    $       -0-              $         -0-

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

Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to three tenths of one percent of invested assets or $64,325 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000). The Partnership recorded management fee expense of $30,000 for the nine-month period ended September 30, 1999 and 1998

The components of the Partnership's equity in net income (loss) of the local limited partnership for September 30, 1999 and 1998 is summarized as follows:

                             For the Three-Month          For the Nine-month
                                 Period Ended                Period Ended
                                 September 30,               September 30,
                             1999            1998        1999          1998
Distributions received from
 Partnership with zero
 investment:
  Lakewood Apartments    $      -0-     $     -0-     $     7,946  $     -0-
  Angeles I                1,075,794          -0-       1,075,794        -0-
  Angeles II                 543,817          -0-         543,817     23,369
                           1,619,611          -0-       1,627,557     23,369

Repayment from (advances
 to) Partnerships with
 zero investment:
  Angeles I                   23,570        (4,145)        10,492    (11,530)
  Angeles II                  15,454           -0-          3,574        -0-
                              39,024        (4,145)        14,066    (11,530)

                          $1,658,635     $  (4,145)    $1,641,623  $  11,839

Angeles I and Angeles II sold their real property on August 28, 1999. The sale resulted in net proceeds to the Partnership of approximately $1,695,000 including the repayment of advances of $39,025.

                                     PART II - OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K
    a) None

    b) The registrant has not filed a report on Form 8-K during the quarter ending September 30, 1999.

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



                                 URBAN IMPROVEMENT FUND LIMITED - 1972
                                              (Registrant)
                                 By:  Interfinancial Real Estate Management
                                      Company, General Partner



Date  December 7, 1999                             Michael Fulbright
                                                      (Signature)
                                          By:  Michael Fulbright, Secretary



Date  December 7, 1999                            John M. Orehek
                                                   (Signature)
                                   By: John M. Orehek, Senior Vice President