Form 10-Q
period 2000-03-31
URBAN IMPROVEMENT FUND LIMITED 1972
filed 2001-03-27
CIK 850453

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2000

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes   XX    No      .

                  PART I - FINANCIAL INFORMATION

                  Item 1 - Financial Statements

                          BALANCE SHEETS

              URBAN IMPROVEMENT FUND LIMITED - 1972
                     (A Limited Partnership)

                              ASSETS

                                                 March 31,    December 31,
                                                   2000           1999

Cash                                           $   193,958    $   235,133

Investments in and advances to
 Local Limited Partnerships
 accounted for on the equity
 method                                                -0-            -0-

   Total Assets                                $   193,958     $  235,133


                        LIABILITIES AND PARTNER - (DEFICIT)

Accounts payable                                 $   4,000     $      -0-

Management fee payable                              10,000            833

Payable to affiliates                              528,586        568,567

Distribution payable                                40,577         40,577

 Total Liabilities                                 583,163        609,977

Partners' (Deficit):
 General Partner - 5
 Partnership units
 authorized, issued
 and outstanding                                      (333)          (316)

Limited Partners - 5,830
 Partnership units
 authorized, issued
 and outstanding                                  (388,872)      (374,528)
                                                  (389,205)      (374,844)

 Total Liabilities and Partners'
   (Deficit)                                   $   193,958     $  235,133



Unaudited.  See accompanying notes.

                 CAPITALIZATION AND PARTNERS' (DEFICIT)

                     URBAN IMPROVEMENT FUND LIMITED - 1972
                         (A Limited Partnership)


                                                 March 31,    December 31,
                                                   2000           1999
General Partner Interest - 5 Partner-
 ship units issued and outstanding             $     5,000    $     5,000

Limited Partners' Interest - 5,830
 Partnership units issued and
 outstanding                                     5,830,000      5,830,000

   Total                                         5,835,000      5,835,000

Offering Expenses                                 (641,492)      (641,492)

Distributions to partners                         (861,150)      (861,150)

Accumulated loss through
 December 31, 1999                              (4,707,202)    (4,707,202)

Loss for the three-month period
 ended March 31, 2000                              (14,361)           -0-
                                                (6,224,205)    (6,209,844)

Partners' (deficit) at end of period           $  (389,205)    $ (374,844)




Unaudited.  See accompanying notes

                              STATEMENTS OF INCOME
                       URBAN IMPROVEMENT FUND LIMITED - 1972
                              (A Limited Partnership)

                                         For the Three-Month
                                             Period Ended
                                               March 31,
                                        2000             1999
Revenues                           $   1,244           $     143

Cost and expenses:

 Professional fees                     4,000               5,000

 Management fee                       10,000              10,000

 Other expense                         1,605                 -0-

Loss before equity in
 loss of Local Limited
 Partnerships                        (14,361)            (14,857)

Equity in loss of Local
 Limited Partnerships                    -0-                 -0-

Net loss                          $  (14,361)          $ (14,857)

Allocation of Net Loss:

 Net loss allocated to
 General Partner                  $      (12)          $     (13)

 Net loss allocated to
 Limited Partners                    (14,349)            (14,844)

                                  $  (14,361)          $ (14,857)

Net loss allocated to
 Limited Partners per
 Limited Partnership
 Unit (5,830 units
 outstanding at
 March 31, 2000 and 1999)         $       (2)          $      (2)



Unaudited.  See accompanying notes.

                           STATEMENTS OF CASH FLOWS
                    URBAN IMPROVEMENT FUND LIMITED - 1972
                          (A Limited Partnership)

                                                For the Three-Month
                                                   Period Ended
                                                     March 31,
                                                2000             1999

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net loss                                   $ (14,361)          $ (14,857)
 Adjustments to reconcile
 net loss to net cash used
 by operating activities:
  Decrease in distribution
   receivable                                    -0-              32,335
  Increase (decrease)
  in accounts payable,
  management fees payable
  and payable to affiliates                  (26,814)             13,787
         Total adjustments                   (26,814)             46,122

           Net cash provided
           (used) by
           operating activities              (41,175)             31,265

NET INCREASE (DECREASE)
 IN CASH AND
 CASH EQUIVALENTS                            (41,175)             31,265

CASH BALANCE AT
 BEGINNING OF PERIOD                         235,133               1,176

CASH BALANCE AT
 END OF PERIOD                             $ 193,958            $ 32,441


Unaudited.  See accompanying notes.

                   NOTES TO SUMMARIZE FINANCIAL INFORMATION
                                   March 31, 2000

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

Note 2 - Method of Accounting - Initial rent-up fees paid by the Partnership to the General Partner, deducted when paid for income tax purposes, are capitalized as acquisition costs of the Local Limited Partnerships for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives (fifteen to forty years) of the Local Limited Partnership Properties. Amortization is discon-tinued when the investment is reduced to zero.

   Repayment of advances and cash distributions by the Local Limited Partner-ships, after the Partnership investment has been reduced to zero, are recog-nized as income by the Partnership in the period received. Additional advances to Local Limited Partnership, after an investment is reduced to zero, are recognized as losses in the period paid.

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

Note 3 - Management of Urban Improvement Fund Limited
Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to three tenths of one percent of invested assets or $64,325 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000). At December 31, 1998, management fees totaling $800,833 had been accrued to the General Partner because cash flow was not sufficient to pay the fees. During 1999, the Partnership recorded management fee expense of $40,000. Due to the cash flow generated from the sale of Angeles Apartment Associates No. 1 and No. 2, the Partnership paid management fees of $840,000 which included the entire balance of accrued fees at December 31, 1998.

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

(1)  This property was sold through a resyndication during 1984.
(2)  These properties were sold during 1999.

Note 4 - Investments in Local Limited Partnerships - As of March 31, 2000, the Partnership has investments in two active real estate Limited Partner-ships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment, advances and unamortized costs of acquisition less the Partnership's share of losses since the date of acquisition. The Partnership discontinues recog-nizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership.

The Partnership has an investment in one Limited Partnership that sold its real estate during 1984. This Partnership (Alms Hill Apartments, Ltd.) holds a note receivable for a portion of the sales proceeds.

The investment in Local Limited Partnerships is comprised of:

                                 March 31, 2000    December 31, 1999
Capital contributions             $   556,642        $   556,642
Distributions                        (479,815)          (479,815)
Equity in loss                       (250,261)          (250,261)
Advances                                  -0-                -0-
Unamortized costs of
 acquisitions                         173,434            173,434
                                  $       -0-        $       -0-

         Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

The Partnership has followed the practice of investing available funds not used in the purchase of properties or in operations into short-term invest-ments. Revenues resulted from such short-term investments. The Partnership is dependent upon interest earned and the distributions and repayment of advances from Local Limited Partners for cash flow.

Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to three tenths of one percent of invested assets or $64,325 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000). The Partnership recorded management fee expense of $10,000 for the three-month period ended March 31, 2000 and 1999.

The Partnership has not recognized income or losses of the Local Limited Partnerships for the period ending March 31, 2000 and 1999 because all investments have been reduced to zero and no distributions were received and no advances were repaid during this period.

                      PART II - OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K
     a) None
     b) The registrant has not filed a report on Form 8-K during the quarter ending March 31, 2000.
<PAGE

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







                                      URBAN IMPROVEMENT FUND LIMITED - 1972
                                                   (Registrant)
                                  By:  Interfinancial Real Estate Management
                                       Company, General Partner



Date: August 14, 2000                            Michael Fulbright
                                                      (Signature)
                                       By:  Michael Fulbright, Secretary


Date: August 14, 2000                             John M. Orehek
                                                    (Signature)
                                 By: John M. Orehek, Senior Vice President