Form 10-Q
period 2000-06-30
URBAN IMPROVEMENT FUND LIMITED 1972
filed 2001-03-27
CIK 850453

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2000

                                OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from _________ to ________.

                  Commission File Number 2-43162

                 URBAN IMPROVEMENT FUND LIMITED - 1972
      (Exact name of registrant as specified in its charter)

          California                                95-6448384
State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization                   Identification No.)

1201 Third Avenue, Suite 5400, Seattle, Washington     98101-3076
     (Address of principal executive offices)          (ZIP code)

Registrant=s telephone number, including area code:  (206) 622-9900


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes   XX    No      .

                  PART I - FINANCIAL INFORMATION

                  Item 1 - Financial Statements

                          BALANCE SHEETS

              URBAN IMPROVEMENT FUND LIMITED - 1972
                     (A Limited Partnership)

                              ASSETS

                                                June 30,      December 31,
                                                  2000           1999

Cash                                           $   171,680    $   235,133

Investments in and advances to
 Local Limited Partnerships
 accounted for on the equity
 method                                                -0-            -0-

   Total Assets                                $   171,680     $  235,133


                        LIABILITIES AND PARTNER - (DEFICIT)

Accounts payable                                 $   8,000     $      -0-

Management fee payable                              10,000            833

Payable to affiliates                              528,586        568,567

Distribution payable                                   642         40,577

 Total Liabilities                                 547,228        609,977

Partners' (Deficit):
 General Partner - 5 Partnership units
    authorized, issued and outstanding                (322)          (316)

  Limited Partners - 5,830 Partnership units
    authorized, issued and outstanding            (375,226)      (374,528)
                                                  (375,548)      (374,844)

 Total Liabilities and Partners'
   (Deficit)                                   $   171,680     $  235,133


Unaudited.  See accompanying notes.

                     CAPITALIZATION AND PARTNERS' (DEFICIT)

                       URBAN IMPROVEMENT FUND LIMITED   1972
                              (A Limited Partnership)


                                                  June 30,    December 31,
                                                    2000          1999
General Partner Interest - 5 Partner-
 ship units issued and outstanding             $     5,000    $     5,000

Limited Partners' Interest - 5,830
 Partnership units issued and
 outstanding                                     5,830,000      5,830,000

   Total                                         5,835,000      5,835,000

Offering Expenses                                 (641,492)      (641,492)

Distributions to partners                         (861,150)      (861,150)

Accumulated loss through
 December 31, 1999                              (4,707,202)    (4,707,202)

Loss for the six-month period
 ended June 30, 2000                                  (704)           -0-
                                                (6,210,548)    (6,209,844)

Partners' (deficit) at end of period           $  (375,548)    $ (374,844)


Unaudited.  See accompanying notes

                              STATEMENTS OF INCOME
                       URBAN IMPROVEMENT FUND LIMITED - 1972
                              (A Limited Partnership)

                          For the Three-Month          For the Six-month
                              Period Ended                Period Ended
                               June 30,                     June 30,
                          2000           1999        2000           1999

Revenues             $     530      $     274      $   1,774    $       417

Cost and expenses:

 Professional fees       4,000          5,000          8,000         10,000

 Management fee         10,000         10,000         20,000         20,000

 Other expenses          1,373            136          2,978            136
                        15,373         15,136         30,978          30,136

Loss before equity
 in loss of
 Local Limited
 Partnerships          (14,843)       (14,862)       (29,204)        (29,719)

Equity in loss
 of Local Limited
 Partnerships           28,500        (17,012)        28,500         (17,012)

Net income (loss)    $  13,657      $ (31,874)     $    (704)      $ (46,731)

Allocation of
Net Loss:

 Net income (loss)
 allocated to
 General Partner     $      12      $     (28)     $      (1)     $     (40)

 Net income (loss)
 allocated to
 Limited Partners       13,645        (31,846)          (703)       (46,691)

                     $  13,657      $ (31,874)     $    (704)     $ (46,731)

Net income (loss)
 allocated to
 Limited Partners
 per Limited
 Partnership Unit
(5,830 units
 outstanding at
 June 30, 2000
 and 1999)           $       2       $     (6)     $     -0-      $       (8)


Unaudited.  See accompanying notes.

                          STATEMENTS OF CASH FLOWS

                   URBAN IMPROVEMENT FUND LIMITED - 1972
                           (A Limited Partnership)

                               For the Three-Month       For the Six-month
                                  Period Ended               Period Ended
                                     June 30,                  June 30,
                               2000          1999         2000          1999
CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net income (loss)          $ 13,657      $ (31,874)  $    (704)    $(46,731)
 Adjustments to
 reconcile net
 income (loss)
 to net cash used
 by operating
 activities:
  Equity in income
  of local limited
  partnerships               (28,500)        17,012     (28,500)    17,012
  Decrease in
  distribution
  receivable                     -0-            -0-         -0-     32,335
  Increase (decrease)
  in accounts pay-
  able, management
  fees payable
  and payable to
  affiliates                 (35,935)           -0-     (62,749)    13,787
    Total adjustments        (64,435)        17,012     (91,249)    63,134

     Net cash provided
     (used) by
     operating
     activities              (50,778)       (14,862)    (91,953)    16,403

CASH FLOWS FROM
INVESTING ACTIVITIES:
 Distributions                28,500          7,946      28,500      7,946
  Net advances paid
  to by local limited
  partnerships                   -0-        (24,958)        -0-    (24,958)
    Net cash provided
    (used) by investing
    activities                28,500        (17,012)     28,500    (17,012)

NET DECREASE IN CASH
 AND CASH EQUIVALENTS        (22,278)       (31,874)   (63,453)       (609)

CASH BALANCE AT
 BEGINNING OF PERIOD         193,958         32,441    235,133       1,176

CASH BALANCE AT
 END OF PERIOD             $ 171,680      $     567  $ 171,680   $     567


Unaudited.  See accompanying notes.

              NOTES TO SUMMARIZE FINANCIAL INFORMATION
                           June 30, 2000

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

The unaudited interim financial statements furnished in this report reflect all adjustments which are, in the opinion of management, necessary to a fair state-ment of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

Taxes on Income
No provision for taxes on income is required since all taxable income or loss of the Partnership is allocated to the partners for inclusion in their respective tax returns.

Cash Equivalents
Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Note 3 - Management of Urban Improvement Fund Limited
Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to three tenths of one percent of invested assets or $64,325 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000). At December 31, 1998, management fees totaling $800,833 had been accrued to the General Partner because cash flow was not sufficient to pay the fees. During 1999, the Partnership recorded management fee expense of $40,000. Due to the cash flow generated from the sale of Angeles Apartment Associates, No. 1 and No. 2, the Partnership paid management fees of $840,000 which included the entire balance of accrued fees at December 31, 1998.

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

Note 4 - Investments in Local Limited Partnerships - As of June 30, 2000, the Partnership has investments in two active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method.
The investment account represents the sum of the capital investment, advances and unamortized costs of acquisition less the Partnership's share of losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership.

The Partnership has an investment in one Limited Partnership that sold its real estate during 1984. This Partnership (Alms Hill Apartments, Ltd.) holds a note receivable for a portion of the sales proceeds.

The investment in Local Limited Partnerships is comprised of:

                                     June 30, 2000    December 31, 1999
Capital contributions                $   556,642        $   556,642
Distributions                           (508,315)          (479,815)
Equity in loss                          (221,761)          (250,261)
Advances                                     -0-                -0-
Unamortized costs
 of acquisitions                         173,434            173,434
                                 $       -0-            $       -0-

          Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations.

The Partnership has followed the practice of investing available funds not used in the purchase of properties or in operations into short-term investments. Revenues resulted from such short-term investments. The Partnership is depen-dent upon interest earned and the distributions and repayment of advances from Local Limited Partners for cash flow.

Under the terms of the Limited Partnership Agreement (as amended), the Partner-ship is required to pay the General Partner an annual management fee equal to three tenths of one percent of invested assets or $64,325 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000). The Partnership recorded management fee expense of $20,000 for the six-month period ended June 30, 2000 and 1999.

                          PART II - OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K
     a) None
     b) The registrant has not filed a report on Form 8-K during the quarter ending June 30, 2000.

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







                                      URBAN IMPROVEMENT FUND LIMITED - 1972
                                                   (Registrant)
                                   By:  Interfinancial Real Estate Management
                                        Company, General Partner



Date: August 14, 2000                         Mochael Fulbright
                                                 (Signature)
                                     By:  Michael Fulbright, Secretary





Date: August 14, 2000                         John M. Orehek
                                                (Signature)
                                   By: John M. Orehek, Senior Vice President