Form 10-Q
period 2000-09-30
URBAN IMPROVEMENT FUND LIMITED 1972
filed 2001-03-27
CIK 850453

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes XX    No

                    PART I - FINANCIAL INFORMATION

                     Item 1 - Financial Statements

                            BALANCE SHEETS

                  URBAN IMPROVEMENT FUND LIMITED - 1972
                        (A Limited Partnership)

                                   ASSETS

                                      September 30,           December 31,
                                          2000                    1999

Cash                                  $   153,713             $   235,133

Investments in and advances to
 Local Limited Partnerships
 accounted for on the equity
 method                                       -0-                     -0-

   Total Assets                       $   153,713              $  235,133


                            LIABILITIES AND PARTNER - (DEFICIT)

Accounts payable                      $     6,000              $      -0-

Management fee payable                        -0-                     833

Payable to affiliates                     528,586                 568,567

Distribution payable                          642                  40,577

 Total Liabilities                        535,228                 609,977

Partners' (Deficit):
 General Partner - 5 Partnership
 units authorized, issued and
 outstanding                                 (305)                   (316)

Limited Partners - 5,830
 Partnership units
 authorized, issued
 and outstanding                         (381,210)               (374,528)
                                         (381,515)               (374,844)

Total Liabilities and
 Partners' (Deficit)                  $   153,713              $  235,133


Unaudited.  See accompanying notes.

                 CAPITALIZATION AND PARTNERS' (DEFICIT)

                 URBAN IMPROVEMENT FUND LIMITED - 1972
                         (A Limited Partnership)

                                September 30,                   December 31,
                                    2000                            1999

General Partner Interest -
 5 Partnership units issued
 and outstanding                $     5,000                     $     5,000

Limited Partners' Interest -
 5,830  Partnership units
 issued and outstanding           5,830,000                       5,830,000

   Total                          5,835,000                       5,835,000

Offering Expenses                  (641,492)                       (641,492)

Distributions to partners          (861,150)                       (861,150)

Accumulated loss through
 December 31, 1999               (4,707,202)                     (4,707,202)

Loss for the nine-month
 period ended September
 30, 2000                            (6,671)                            -0-
                                 (6,216,515)                     (6,209,844)

Partners' (deficit) at
 end of period                  $  (381,515)                     $ (374,844)


Unaudited.  See accompanying notes

                                STATEMENTS OF INCOME
                       URBAN IMPROVEMENT FUND LIMITED - 1972
                                (A Limited Partnership)

                             For the Three-Month          For the Nine-month
                                Period Ended                 Period Ended
                                September 30,                September 30,
                             2000          1999          2000          1999

Revenues                 $     855     $     -0-      $   2,629    $     417

Cost and expenses:

 Professional fees           4,019         5,000         12,019       15,000

 Management fee             10,000        10,000         30,000       30,000

 Other expenses                858           -0-          3,835          136
                            14,877        15,000         45,854       45,136

Loss before equity in
 loss of Local Limited
 Partnerships              (14,022)      (15,000)       (43,225)     (44,719)

Equity in loss of Local
 Limited Partnerships        8,054     1,658,635         36,554    1,641,623

Net income (loss)         $ (5,968)   $1,643,635       $ (6,671)  $1,596,904

Allocation of Net Loss:

 Net income (loss)
 allocated to General
 Partner                  $     (5)   $    1,423       $     (6)  $    1,383

 Net income (loss)
 allocated to Limited
 Partners                    (5,963)   1,642,212         (6,665)   1,595,521

                           $ (5,968   $1,643,635       $ (6,671)  $1,596,904

Net income (loss) allocated
 to Limited Partners per
 Limited  Partnership Unit
 (5,830 units outstanding
 at September 30, 2000
 and 1999)                 $     (1)  $      282       $     (1)  $     274



Unaudited.  See accompanying notes.

                        STATEMENTS OF CASH FLOWS
                 URBAN IMPROVEMENT FUND LIMITED - 1972
                         (A Limited Partnership)

                         For the Three-Month          For the Nine-month
                            Period Ended                 Period Ended
                            September 30,                September 30,
                         2000           1999          2000           1999

CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net income (loss)      $ (5,968)    $1,643,635      $ (6,671)   $1,596,904
  Adjustments to
  reconcile net
  income (loss)
  to net cash
  used by operating
  activities:
  Equity in income
  of local
  limited
  partnerships             (8,054)    (1,658,635)      (36,554)   (1,641,623)
 Decrease (increase)
 in distribution
 receivable                   -0-     (1,658,635)          -0-    (1,626,300)
 Decrease in receivable
 from affiliates              -0-            -0-           -0-        15,335
 Increase (decrease)
 in accounts payable,
 management fees
 payable and payable
 to affiliates             (12,000)        14,850       (74,749)       13,302
  Total adjustments        (20,054)    (3,302,420)     (111,303)   (3,239,286)

 Net cash provided
 (used) by operating
 activities                (26,022)    (1,658,785)     (117,974)   (1,642,382)

CASH FLOWS FROM
 INVESTING ACTIVITIES:
 Distributions               8,054      1,619,610        36,554     1,627,556
 Net advances paid
 to by local limited
 partnerships                  -0-         39,025           -0-        14,067
  Net cash provided
  (used) by investing
  activities                 8,054      1,658,635        36,554     1,641,623

NET DECREASE IN CASH
 AND CASH EQUIVALENTS      (17,968)          (150)      (81,420)         (759)

CASH BALANCE AT
 BEGINNING OF PERIOD       171,681            567       235,133         1,176

CASH BALANCE AT
 END OF PERIOD           $ 153,713      $     417     $ 153,713    $      417


Unaudited.  See accompanying notes.

              NOTES TO SUMMARIZE FINANCIAL INFORMATION
                        September 30, 2000

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

Note 2 - Method of Accounting - Initial rent-up fees paid by the Partnership to the General Partner, deducted when paid for income tax purposes, are capitalized as acquisition costs of the Local Limited Partnerships for finan-cial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives (fifteen to forty years) of the Local Limited Partnership Properties. Amortization is discon-tinued when the investment is reduced to zero.

Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the period received. Additional advances to Local Limited Partnership, after an investment is reduced to zero, are recognized as losses in the period paid.

The unaudited interim financial statements furnished in this report reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjust-ments are of a normal recurring nature.

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

Note 4 - Investments in Local Limited Partnerships - As of September 30, 2000, the Partnership has investments in two active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method.
The investment account represents the sum of the capital investment, advances and unamortized costs of acquisition less the Partnership's share of losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Part-nership intends to commit additional funds to the Local Limited Partnership.

The Partnership has an investment in one Limited Partnership that sold its real estate during 1984. This Partnership (Alms Hill Apartments, Ltd.) holds a note receivable for a portion of the sales proceeds.

The investment in Local Limited Partnerships is comprised of:

                                September 30, 2000        December 31, 1999

Capital contributions              $   556,642                $   556,642
Distributions                         (516,369)                  (479,815)
Equity in loss                        (213,707)                  (250,261)
Advances                                   -0-                        -0-
Unamortized costs of acquisitions      173,434                    173,434
                                   $       -0-                $       -0-

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The Partnership has followed the practice of investing available funds not used in the purchase of properties or in operations into short-term invest-ments. Revenues resulted from such short-term investments. The Partnership is dependent upon interest earned and the distributions and repayment of advances from Local Limited Partners for cash flow.

Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to three tenths of one percent of invested assets or $64,325 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000). The Partnership recorded management fee expense of $30,000 for the nine-month period ended September 30, 2000 and 1999.

                          PART II - OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K
       a) None
       b) The registrant has not filed a report on Form 8-K during the quarter ending September 30, 2000.

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

                                      URBAN IMPROVEMENT FUND LIMITED - 1972
                                                   (Registrant)
                                 By:  Interfinancial Real Estate Management
                                      Company, General Partner



Date  November 14, 2000                     Michael Fulbright
                                               (Signature)
                                  By:  Michael Fulbright, Secretary



Date  November 14, 2000                       John M. Orehek
                                                (Signature)
                                  By: John M. Orehek, Senior Vice President