Form 10-K
period 2000-12-31
URBAN IMPROVEMENT FUND LIMITED 1972
filed 2001-06-26
CIK 850453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________.

Commission File Number 2-43162

URBAN IMPROVEMENT FUND LIMITED

(Exact name of registrant as specified in its charter)

California 95-6398192

State or other jurisdiction of (I.R.S. Employer

incorporation or organization Identification No.)

1201 Third Avenue, Suite 5400, Seattle, Washington 981013076

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2000: No established market value.

PART I

Item 1. Business

(a) General Development of Business -- Urban Improvement Fund Limited, a California limited partnership (the "Registrant"), was formed in August 1972 for the purpose of investing, through Local Limited Partnerships (LLP's), in federally and state-assisted low and moderate income housing projects. The Partnership will terminate on December 31, 2013. The termination can be earlier or later with an approval of a majority of the partners. Units of Limited Partnership Interest were sold in a public offering to investors who required tax shelter for income from other sources. The Registrant acquired equity interests as a limited partner in ten (10) such local limited partnerships. Five of these projects were sold through trustee's sales (foreclosures by the Secretary of Housing and Urban Development). The assets of three additional properties have been sold. However, the Alms Hill Partnership is still in existence with a note receivable for the sales proceeds of the property. The remaining two properties plus the Alms Hill Partnership are described in Item 2 hereof.

The Partnership's business over the last five years has been holding limited partnership interest in limited partnerships ("Local Limited Partnerships"), each of which owns and operates a multi-family rental housing property ("Properties"). These properties receive one or more forms of assistance from the federal government.

The Partnership's investment objectives are to:

(1) preserve and protect Partnership capital;

(2) provide capital appreciation through increase in value of the Partnership's investments, subject to considerations of capital preservation and tax planning; and

(3) provide potential cash distributions from sales or refinancings of the Partnership's investments.

(b) Financial Information about Industry Segment -- The Registrant is engaged in only one line of business.

(c) Narrative Description of Business -- The real estate business is highly competitive. The Registrant competes with numerous established apartment owners and real estate developers of low-income housing having greater financial resources. There is additional risk of new construction occurring in areas where the Registrant has invested in existing government-assisted housing projects. Moreover, the outlook for subsidized housing is not determinable, given existing and proposed federal legislation.

(d) Financial information about foreign and domestic operations and export sales -- The Registrant's income is entirely dependent upon revenues received from the limited partnerships in which it is a limited partner. Investment in federally-assisted housing is subject to significant regulations. These regulations limit, among other things, the amount of return allowed on the initial equity investment, the manner in which such properties may be sold, and the persons to whom such properties may be sold. In 1987, fearing the loss of affordable housing units, Congress passed emergency legislation which prohibited prepayment of all FHA insured Section 236 or Section 221(d)(3) mortgages. Congress passed additional legislation in 1990 known as LIHPRHA (the Low Income Housing Preservation and Resident Homeownership Act). However, by 1995, Congress had determined the program was too expensive to continue. In March 1996, Congress changed the compensation program, severely limited funding, and restored the property owners' right to prepay the FHA mortgages and change the use of the properties under legislation known as the Housing Opportunity Program Extension Act of 1996. The General Partner of the Partnership has initiated steps to ensure that the Local Limited Partnerships comply with the provisions of LIHPRHA and subsequent legislation. See financial information in Item 6, Selected Financial Data, in this report.

Item 2. Properties

The Registrant owns equity interests as a Limited Partner in the following real estate projects as of December 31, 2000:

LAKEWOOD APARTMENTS - The Partnership owns a 108 residential unit project`located on Route #24 in Vinton, Virginia. The project includes nine two and one-half story buildings with wood siding. The project was constructed under Section 236 of the National Housing Act. The mortgage also has interest subsidies which reduces the interest rate to approximately one percent. The Partnership also entered into a regulatory agreement which sets rental rates, limits distributions and requires monthly deposits to reserves for replacements.

THE VILLAGES - The Partnership owns a 250-unit residential apartment project located at 29th Street and East Burelson in Waco, Texas. The project consists of thirty-five two-story buildings. The project was constructed under Section 221(d)(3) of the National Housing Act. The mortgage is insured by HUD. The Partnership also entered into a regulatory agreement which sets rental rates, limits distributions and requires monthly deposits to reserves for replacements.

ALMS HILL APARTMENTS contained 200 residential and 10 commercial units located in the northeast section of Cincinnati, Ohio. The structure is a ten-story rehabilitated brick and masonry building. The Registrant sold its equity interest as a limited partner in this real estate project through a resyndication during August 1983. The Partnership holds a receivable for the sales process of the property.

The local limited partnerships, all of which have regulatory agreements with HUD, own apartment complexes which are not materially impacted by changes in the competitive conditions in the areas where the properties are located. Although the apartment complexes must compete with other apartment complexes for tenants, the government subsidized rent payments make it possible for tenants to rent the apartment units at below market rates.

The operations of the apartments are subject to the administrative directives, rules and regulations of federal, state and local agencies. Such directives, rules and regulations are subject to change by an act of Congress or administrative change mandated by HUD. Such changes may occur with little notice or inadequate funding to pay for the related cost to comply with the change. In addition, HUD sets the rental rates that the apartments may charge tenants. There is no guarantee that rental rates will keep up with increases in expenses from year to year.

Occupancy Rates

Partnership 2000 1999 1998 1997 1996

Lakewood Apartments 99% 99% 99% 99% 99%

The Villages 91% 95% 94% 94% 93%

Average Annual Rental Per Unit

Partnership 2000 1999 1998 1997 1996

Lakewood Apartments $ 5,112 $ 5,043 $ 4,739 $ 4,741 $ 4,721

The Villages $ 6,313 $ 6,595 $ 6,304 $ 6,276 $ 6,026

Realty Tax Information

Partnership Property Tax

Lakewood Apartments $ 29,695

The Villages $ 64,024

Federal Tax Basis Information

Federal Original Building Bldg. Improvements Personal Property

Partnership Tax Basis Method Life Method Life Method Life

Lakewood Apartments $1,549,693 SL 20-35 SL 20-35 SL 5-10

The Villages $3,548,944 SL 25-39 SL 25-39 DDB 10

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

During the year ended December 31, 2000, five partners transferred five units to individuals or entities. The registrant does not have any details regarding the purpose or consideration involved in these transfers. These types of transfers are usually a result of the following actions:

A. Due to the divorce of the partner, the interest is fully or partially transferred to a spouse.

B. Due to tax planning, the interest is transferred to a trust.

C. Due to the death of the partner, the interest is transferred to a trust or the beneficiaries of the estate.

D. The interest is gifted to a charitable organization.

(b) Holders --

Title of Name & Address of Amount and Nature of % of

Class Beneficial Owner Beneficial Ownership Class

General Partner Interfinancial Real 5 Units 100%

Interest Estate Management Co. ($5,000)

1201 Third Avenue, Suite 5400

Seattle, Washington 981013076

Limited Partner 340 Limited Partners 5,830 Units 100%

Interest ($5,830,000)

Interfinancial Real Estate Management Company owned 201 units of Limited Partnership interest at December 31, 2000.

The Registrant has no officers or directors. Interfinancial Real Estate Management Company, the General Partner of the Registrant, is a corporation.

(c) There have been no cash distributions to partners during the year ended December 31, 2000. The Registrant made distributions of $589,935 to partners in 1999. There were no distributions to partners during 1998, 1997 or 1996.

Item 6. Selected Financial Data

These statements do not include all disclosures required under generally accepted accounting principles; however, when read in conjunction with the related financial statements and notes thereto included under Item 8, the statements include all generally accepted accounting principles disclosures for the latest three years.

Year Ended December 31,

2000 1999 1998 1997 1996

Interest income $ 3,514 $ 3,070 $ 922 $ 424 $ 1,455

Operating expenses:

Management fee 40,000 40,000 40,000 40,000 40,000

Amortization 0 93,915 0 0 0

Other expenses 23,755 21,596 19,392 21,731 33,954

63,755 155,511 59,392 61,731 73,954

Loss before equity in income of

Local Limited Partnerships (60,241) (152,441) (58,470) (61,307) (72,499)

Equity in income of Local Limited

Partnerships 36,554 1,696,946 41,614 33,746 106,919

Net income (loss) $ (23,687) $1,544,505 $ (16,856) $ (27,561) $ 34,420

Allocation of net income (loss):

Net income (loss) allocated

to General Partners $ (21) $ 1,337 $ (15) $ (24) $ 30

Net income (loss) allocated

to Limited Partners (23,666) 1,543,168 (16,841) (27,537) 34,390

$ (23,687) $1,544,505 $ (16,856) $ (27,561) $ 34,420

Net financial reporting income

(loss) per unit:

General partnership units

(5 units outstanding

allocated to General

Partner) $ (4) $ 265 $ (3) $ (5) $ 6

Limited partnership units

(5,830 units outstanding

allocated to Limited

Partners) $ (4) $ 265 $ (3) $ (5) $ 6

Total assets $ 144,597 $ 235,133 $ 48,846 $ 37,502 $ 59,063

Long term obligations $ 0 $ 0 $ 0 $ 0 $ 0

Distributions $ 0 $ 589,935 $ 0 $ 0 $ 0

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

2000 1999 1998 1997 1996

Urban's share of

distributions $ 36,554 $1,588,965 $ 55,704 $ 30,148 $ 89,970

Advances (made to)

repaid by

Local Limited

Partnerships $ 0 $ 14,066 $(14,090) $ 3,598 $ 16,949

Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to three-tenths of one percent of invested assets. The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $40,000. This fee was not payable during the first six years unless annual tax deductions plus cash distributions aggregated $550 per unit on a cumulative basis. The required level of tax deductions was not achieved and, accordingly, the fee was not paid for those years. However, these fees in the amount of $240,000 were recorded as a liability to the General Partner. Management fees payable totaling $560,833 payable to the General Partner for subsequent years were accrued through December 31, 1998 because cash flow was not sufficient to pay the fees. During 2000 and 1999, the Partnership recorded management fee expense of $40,000. Due to cash flow generated from the sale of Angeles I and Angeles II, the Partnership paid all accrued management fees during 1999.

The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect. No fees were paid in 1999 from the sale of Angeles I and Angeles II.

At December 31, 2000, the Partnership had investments in two active real estate limited partnerships as a Limited Partner. During 1999, the Partnership sold its equity interest in two local limited partnerships: Angeles I and Angeles II. The Partnership carries such investments on the equity method of accounting. The Partnership discontinues recording losses for financial reporting purposes when its investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. At year-end, all of the investments were reduced to zero. The equity in income in Local Limited Partnerships resulted from either Local Limited Partnerships, whose investments have not been reduced to zero, reporting income from operations and/or Local Limited Partnerships, whose investments have been reduced to zero, who paid distributions or repaid an advance. Additional advances to Local Limited Partnerships, after an investment is reduced to zero, are recorded as losses. The components of the Partnership's equity in net income of the Local Limited Partnerships for 2000, 1999 and 1998 is summarized as follows:

2000 1999 1998

Income from Partnerships with investments

above zero:

Angeles I $ 0 $1,113,944 $ 0

Angeles II 0 575,056 0

Net repayments from (advances to) Partnerships

with zero investments:

Angeles I 0 0 (14,090)

Distributions received from Partnerships

with zero investments:

The Villages 28,500 0 0

Angeles II 0 0 23,369

Lakewood Apartments 8,054 7,946 32,335

Equity in income of Local Limited

Partnerships $ 36,554 $1,696,946 $ 41,614

The actual combined income of Local Limited Partnerships will generally increase, or the combined losses of Local Limited Partnerships will generally decrease, as depreciation and interest decreases and the projects achieve stable operations. Much of the rental revenue of the Local Limited Partnerships is dependent on subsidy. The rents have increased for inflation and operating costs. In recent years, several Local Limited Partnerships have increased operating expenses to fund repairs and maintenance on the properties. Such repairs are limited by available cash flow. The distributions to the Partnership from Local Limited Partnerships are the result of profitable operations which produce cash flow for these projects.

Liquidity

The Partnership's only source of cash flow is from distributions from its investments in Local Limited Partnerships or the sale or refinancing of the Local Limited Partnerships. There are no current discussions with potential buyers or properties being actively marketed.

The two remaining Local Limited Partnerships have regulatory agreements which restrict distributions to the computation of surplus cash. The computation of surplus cash is calculated by subtracting accounts payable and accrued expenses from cash on hand at the end of the year.

During the period 1996 to 2000, cash distributions from Local Limited Partnerships totaled $1,801,341 ($1,581,019 resulted from the sale of Angeles I and Angeles II during 1999). These funds were utilized to fund operations and repay General Partner Advances. Also, during 1999, $589,935 was distributed to partners. The General Partner anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

At December 31, 2000, the Partnership had advances from the General Partner of $528,586. The Partnership has used excess cash to repay management fees and these types of obligations in the past, and the General Partner expects to continue making payments as cash is available.

There is no guarantee that the Local Limited Partnerships will generate sufficient cash flow to distribute to the Partnership amounts sufficient to repay all advances and accrued management fees. If not repaid by cash flow from operating, they will most likely be repaid with proceeds from the sale or refinancing proceeds from the Local Limited Partnerships.

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

The Partnership has had inquiries about the sale or exchange of properties in its portfolio. During 1999, the Partnership sold Angeles I and Angeles II. These properties were not exchanged in a tax free transaction.

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

Name Age Office

Paul H. Pfleger 65 Director/President

John M. Orehek 46 Director/Senior Vice President

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

Name Age Office

Paul H. Pfleger 65 Chairman of the Board

John M. Orehek 46 Senior Vice President

Michael Fulbright 46 Secretary

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

(b) Holders --

Title of Name & Address of Amount and Nature of % of

Class Beneficial Owner Beneficial Ownership Class

General Partner Interfinancial Real 5 Units 100%

Interest Estate Management Co. ($5,000)

1201 Third Avenue, Suite 5400

Seattle, Washington 981013076

The General Partner owns 201 units of Limited Partner interest.

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

(c) There is no indebtedness of the management of the General Partner of the Registrant to the Registrant, except as follows:

The Partnership accrued management fees of $40,000 per year to the general partner. The Partnership paid accrued management fees of $840,000 and $40,837 in 1999 and 2000, respectively. No fees were paid in 1998, 1997 and 1996.

The General Partner made advances to the Partnership to fund operations of Local Limited Partnerships in the early years of the Partnership. The advances are non-interest bearing and due on demand. The balance at December 31, 2000 and December 31, 1999 was $528,586.

There were no other transactions which officers or directors of the general partner had an interest.

PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a) 1. Financial Statements:

Report of independent certified public accountants.

Balance Sheets at December 31, 2000 and 1999.

Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

Statements of Changes in Partners' Capital for the years ended December 31, 2000, 1999 and 1998.

Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

Notes to Financial Statements.

(a) 2. Financial Statement Schedules:

Indebtedness of and to Related Parties

Real Estate and Accumulated Depreciation and Amortization of Local Limited Partnerships.

Mortgage Loans on Real Estate

All other schedules are omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

FINANCIAL STATEMENTS OF UNCONSOLIDATED SUBSIDIARIES

FIFTY PERCENT OWNED PERSONS OR OTHER UNCONSOLIDATED PERSONS

ACCOUNTED FOR ON THE EQUITY METHOD

Separate financial statements of the two limited partnerships accounted for on the equity method have been omitted because combined financial statements are included in Note 4 to the financial statements.

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

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the last quarter of 2000.

(c) Exhibits

Form 12b-25

(d) Financial Statement Schedules:

Indebtedness of and to Related Parties

Real Estate and Accumulated Depreciation and Amortization of Local Limited Partnerships.

Mortgage Loans on Real Estate

All other schedules are omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed, on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT) URBAN IMPROVEMENT FUND LIMITED -- 1972

BY: INTERFINANCIAL REAL ESTATE MANAGEMENT COMPANY

By: Date:

Paul H. Pfleger

Director/President

Interfinancial Real Estate Management Company

By: Date:

John M. Orehek

Director/Senior Vice President

Interfinancial Real Estate Management Company

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:

Paul H. Pfleger, Director/President Date

Interfinancial Real Estate Management Company

By:

John M. Orehek, Director/Senior Vice President Date

Interfinancial Real Estate Management Company.

URBAN IMPROVEMENT FUND LIMITED

SEATTLE, WASHINGTON

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(d)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

YEAR ENDED December 31, 2000

Form 10-K -- Item 8

Form 10-K -- Items 14(a)(1) and (2)

Form 10-K -- Item 14(d)

URBAN IMPROVEMENT FUND LIMITED

(A Limited Partnership)

INDEX TO FINANCIAL STATEMENTS

The following financial statements of Urban Improvement Fund Limited are included in Item 8 and Item 14(a)(1)

Independent Auditors' Report F-3

Balance Sheets at December 31, 2000 and 1999 F-6

Statements of Operations

for the Years Ended December 31, 2000, 1999 and 1998 F-7

Statements of Changes in Partners' Capital (Deficit)

for the Years Ended December 31, 2000, 1999 and 1998 F-8

Statements of Cash Flows

for the Years Ended December 31, 2000, 1999 and 1998 F-9

Notes to Financial Statements F-10

The following financial statement schedules of Urban Improvement Fund Limited are included in Item 14(a)(2) and 14(d):

Indebtedness of and to Related Parties F-23

Real Estate and Accumulated Depreciation of

Local Limited Partnerships F-24

Mortgage Loans on Real Estate F-25

All other schedules are omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

FINANCIAL STATEMENTS OF UNCONSOLIDATED SUBSIDIARIES

FIFTY PERCENT OWNED PERSONS OR OTHER UNCONSOLIDATED PERSONS

ACCOUNTED FOR ON THE EQUITY METHOD

Separate financial statements of the two limited partnerships accounted for on the equity method have been omitted because combined financial statements are included in Note 4 to the financial statements.

INDEPENDENT AUDITORS' REPORT

To the Partners

Urban Improvement Fund Limited -- 1972

We have audited the accompanying balance sheets of Urban Improvement Fund, Limited (a Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the years ended December 31, 2000, 1999 and 1998 and the related schedules listed in Item 14(a)2 of the annual report on Form 10-K of Urban Improvement Fund Limited for the years ended December 31, 2000, 1999 and 1998. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of the two Urban Improvement Fund Limited's Local Limited Partnership investments whose combined financial statements are shown in Note 4. These statements were audited by other auditors whose reports have been furnished to us, and our opinion, to the extent it relates to the amounts included for these Local Limited Partnership investments, is based solely on the reports of the other auditors. Urban Improvement Fund Limited's investment in these partnerships has been reduced to zero.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Improvement Fund Limited as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, based upon our audits and the reports of other auditors, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required therein.

/s/Smith & Radigan, Certified Public Accountants, LLC

Atlanta, Georgia

April 20, 2001

INDEPENDENT AUDITORS' REPORT

To the Partners

Lakewood Apartments

Limited Partnership

HUD Project Number: 051-44109

Silver Spring, Maryland

I have audited the accompanying balance sheet of Lakewood Apartments Limited Partnership, as of December 31, 2000 and the related statements of income, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on our audit.

I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakewood Apartments as of December 31, 2000, and the results of its operations changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplementary information shown on pages 18 to 22 are presented for the purpose of additional analysis and are not a required part of the basic financial statements of Lakewood Apartments Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 13, 2001 on my consideration of internal controls and a report dated February 13, 2001 on its compliance with laws and regulations.

/s/Harvey E. Johnson, Jr., P.C.

Arlington, Virginia

February 13, 2001

INDEPENDENT AUDITORS' REPORT

To the Partners

The Villages LTD.

(A Limited Partnership)

We have audited the accompanying balance sheet of The Villages LTD., Project No. 112-35035 LD, (a limited partnership) as of December 31, 2000, and the related statements of income, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Villages LTD. at December 31, 2000, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 23, 2001 on our consideration of the partnership's internal control structure and reports dated February 23, 2001 on its compliance with specific requirements applicable to major HUD programs, and specific requirements applicable to Fair Housing and Non-Discrimination. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in this report (shown on pages 16 to 20) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Crabtree, Crabtree & Hatter, L.L.P.

Certified Public Accountants

Azle, Texas

February 23, 2001

URBAN IMPROVEMENT FUND LIMITED

(A Limited Partnership)

BALANCE SHEETS

ASSETS

December 31,

2000 1999

Cash and cash equivalents $ 144,597 $ 235,133

Investments in and advances to Local

Limited Partnerships accounted for

on the equity method -- Note 4 0 0

$ 144,597 $ 235,133

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable $ 13,900 $ 0

Management fee payable -- Note 3 0 833

Due to affiliates 0 39,981

Advance from General Partner 528,586 528,586

Distribution payable 642 40,577

543,128 609,977

Partners' capital (deficit) -- Note 2

General Partners -- 5 partnership units

authorized, issued and outstanding (337) (316)

Limited Partners -- 5,830 partnership units

authorized, issued and outstanding (398,194) (374,528)

(398,531) (374,844)

Commitments and contingent liabilities --

Note 4

$ 144,597 $ 235,133

The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED

(A Limited Partnership)

STATEMENTS OF OPERATIONS

Year Ended December 31,

2000 1999 1998

Interest income $ 3,514 $ 3,070 $ 922

Expenses:

Management fees -- Note 3 40,000 40,000 40,000

Amortization -- Note 5 and 6 0 93,915 -0-

Other expenses 23,755 21,596 19,392

63,755 155,511 59,392

Loss before equity in income

of Local Limited Partnerships (60,241) (152,441) (58,470)

Equity in income of Local Limited

Partnerships -- Note 4 36,554 1,696,946 41,614

Net income (loss) $ (23,687) $1,544,505 $ (16,856)

Allocation of net income (loss):

Net income (loss) allocated

to General Partners $ (21) $ 1,337 $ (15)

Net income (loss) allocated

to Limited Partners (23,666) 1,543,168 (16,841)

$ (23,687) $1,544,505 $ (16,856)

Net financial reporting income

(loss) per unit:

General partnership units

(5 units outstanding allocated

to General Partner) $ (4) $ 265 $ (3)

Limited partnership units

(5,830 units outstanding

allocated to Limited Partners) $ (4) $ 265 $ (3)

The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED

(A Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

General Limited

Partner Partners Total

Partners' capital (deficit)

at January 1, 1998 $ (1,127) $(1,311,431) $(1,312,558)

Net income -- 1998 (15) (16,841) (16,856)

Partners' capital (deficit)

at December 31, 1998 (1,142) (1,328,272) (1,329,414)

Distributions -- 1999 (511) (589,424) (589,935)

Net income -- 1999 1,337 1,543,168 1,544,505

Partners' capital (deficit)

at December 31, 1999 (316) (374,528) (374,844)

Net income -- 2000 (21) (23,666) (23,687)

Partners' capital (deficit)

at December 31, 2000 $ (337) $ (398,194) $ (398,531)

The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

Year ended December 31,

2000 1999 1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss) $ (23,687) $ 1,544,505 $ (16,856)

Adjustments to reconcile net income

(loss) to net cash used by operating

activities:

Equity in net income of Local Limited

Partnerships (36,554) (1,696,946) (41,614)

Amortization 0 93,915 0

Increase in accounts receivable and

distribution receivable 0 0 (17,415)

Increase (decrease) in accounts pay-

able, management fees payable and

payable to affiliates 13,067 (792,883) 28,200

Total adjustments (23,487) (2,395,914) (30,829)

Net cash used by operating

activities (47,174) (851,409) (47,685)

CASH FLOWS FROM INVESTING ACTIVITIES:

Current year distributions received 36,554 1,621,300 55,704

Net repayments from Local Limited

Partnerships 0 14,066 (14,090)

Net cash provided by investing

activities 36,554 1,635,366 41,614

CASH FLOWS FROM FINANCING ACTIVITIES:

Repay advance from affiliate (39,981) 0 0

Partnership distributions (39,935) (550,000) 0

Net cash used by financing

activities (79,916) (550,000) 0

NET INCREASE (DECREASE) IN CASH AND

CASH EQUIVALENTS (90,536) 233,957 (6,071)

CASH AND CASH EQUIVALENTS AT BEGINNING

OF YEAR 235,133 1,176 7,247

CASH AND CASH EQUIVALENTS AT END OF YEAR $ 144,597 $ 235,133 $ 1,176

The Notes to Financial Statements are an integral part of these Statements.

Note 1 -- Organization and Accounting Policies

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

Investment in Local Limited Partnerships

As of December 31, 2000, the Partnership had investments in two active real estate limited partnerships (Local Limited Partnerships). During 1999, the Partnership sold the Local Limited Partnerships, Angeles I (Note 5) and Angeles II (Note 6). Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership Agreements, these investments are accounted for on the equity method (Note 4). The investment account represents the sum of the capital investment, advances and unamortized cost of acquisition less the Partnership's share of losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships after the Partnership's investment has been reduced to zero are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

Initial rent-up fees paid by the Partnership to the General Partner of the Local Limited Partnerships, deducted when paid for income tax purposes (Note 2), are capitalized as costs of acquisition of the Local Limited Partnerships and is included in the investment in Local Limited Partnership balance for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives (fifteen to thirty-five years) of the Local Limited Partnerships' properties. Amortization is discontinued when the investment is reduced to zero. There was no amortization during 2000, 1999 and 1998, except the amount related to the sale of properties in 1999.

The Partnership has an investment in one limited partnership that sold its real estate during 1983. This partnership (Alms Hill Apartments, Ltd.) holds a note receivable for a portion of the sales proceeds. The sale of the property was recognized on the cost recovery method to first recognize the recovery of the asset

Note 1 -- Organization and Accounting Policies -- Continued

Investment in Local Limited Partnerships -- Continued

value, then recognize the gain as the proceeds are received. Interest will accrue at eighteen percent on the unpaid principal balance of $500,000. Unpaid interest and principal was due August 1, 1993. The due date was extended for an additional five-year term to August 1, 1998, at which time the due date was extended for an additional five year term. During the extension period, interest will accrue only to the extent of surplus cash payments. Payments after 1989 can only be made from cash flow of the Local Limited Partnership, as defined in its partnership agreement. No cash flow payments have been received by the Partnership.

The Partnership's equity in net income of the Local Limited Partnerships is summarized as follows:

2000 1999 1998

Income from Partnerships with investments

above zero:

Angeles I $ 0 $1,113,944 $ 0

Angeles II 0 575,056 0

Repayments from (advances to)

Partnerships with zero investments:

Angeles I 0 0 (14,090)

Distributions received from Partnerships

with zero investments:

Lakewood Apartments 8,054 7,946 32,335

Angeles II 0 0 23,369

Villages 28,500 0 0

Equity in income of Local Limited

Partnerships $ 36,554 $1,696,946 $ 41,614

Significant accounting policies followed by the Local Limited Partnerships are summarized in Note 4.

Taxes on Income

No provision for taxes on income is required in the financial statements since all taxable income or loss of the Partnership is allocated to the partners for inclusion in their respective tax returns.

Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at December 31, 2000 does not differ materially from the aggregate

Note 1 -- Organization and Accounting Policies -- Continued

carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange.

The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Advances from General Partner

The General Partner made advances to the Partnership to fund operations of the Local Limited Partnerships in the early years of the Partnership. The advances are non-interest bearing and due on demand. The balance at December 31, 2000 and 1999 was $528,586.

Note 2 -- Reconciliation Between Net Income (Loss) and Partners' Capital (Deficit)

For Financial Reporting Purposes and Income Tax Reporting Purposes

A reconciliation of the Partnership's income (loss) for financial reporting purposes and the Partnership's income (loss) for income tax reporting purposes follows:

December 31,

2000 1999 1998

Net income (loss) for financial

reporting purposes $ (23,687) $ 1,544,505 $ (16,856)

Equity in deductions taken by Local

Limited Partnerships for income

tax reporting purposes 24,980 4,674,031 281,120

Other accrual adjustments 633 (773,333) 40,000

Net income (loss) as reported on

the federal income tax return $ 1,926 $ 5,445,203 $ 304,264

A reconciliation of partners' capital (deficit) for financial reporting purposes and partners' capital (deficit) for income tax reporting purposes follows:

December 31,

2000 1999 1998

Partners' capital (deficit) for

financial reporting purposes $ (398,531) $ (374,844) $(1,329,414)

Commissions and offering expenses

capitalized for income tax report-

ing purposes and charged to capital

for financial reporting purposes 641,492 641,492 641,492

Note 2 -- Reconciliation Between Net Income (Loss) and Partners' Capital (Deficit)

For Financial Reporting Purposes and Income Tax Reporting Purposes - Continued

December 31,

2000 1999 1998

Equity in cumulative losses of Local

Limited Partnerships for income tax

reporting purposes in excess of

losses for financial reporting

purposes (1,428,523) (1,769,134) (6,443,167)

Other adjustments 0 49,934 783,333

Partners' capital (deficit) as

reported on the federal income

tax return $(1,185,562) $(1,452,552) $(6,347,756)

Note 3-- Management of Urban Improvement Fund Limited

Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000.) Management fees totaling $800,833 payable to the General Partner were accrued through December 31, 1998 because cash flow was not sufficient to pay the fees. These fees were paid during 1999. The Partnership recorded an annual management fee expense of $40,000 per year. At December 31, 2000 and 1999, management fees of zero and $833, respectively, were accrued and unpaid.

The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the limited partners' share of the proceeds has been distributed to them, (ii) the limited partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the limited partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect. No liquidation fees were paid to the General Partner during 2000, 1999 or 1998.

The General Partner of the Partnership is a corporation in which Paul H. Pfleger has a majority interest. Partnership Services, Inc. (PSI), another corporation in which Paul H. Pfleger is a majority shareholder, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 2000, 1999 or 1998.

Note 4 -- Investments in and Advances to Local Limited Partnerships Accounted for

on the Equity Method

The Partnership has ninety-five percent to ninety-nine percent interests in profits and losses of the Local Limited Partnerships. Investments in these Local Limited Partnerships were made in installments based typically on the stage of completion and/or occupancy.

Investments in and advances to the Local Limited Partnerships accounted for on the equity method are as follows:

Equity In Equity In Unamortized

Capital Income Losses Not Costs of

Contributions (Losses) Subtotal Recorded Advances Acquisition Total

December 31, 2000:

Lakewood Apts $ (19,690) $ (411,068) $ (430,758) $ 367,051 $ 0 $ 63,707 $ 0

The Villages 59,963 (1,178,481) (1,118,518) 1,008,791 0 109,727 0

$ 40,273 $(1,589,549) $(1,549,276) $1,375,842 $ 0 $ 173,434 $ 0

December 31, 1999:

Lakewood Apts $ (11,636) $ (469,577) $ (481,213) $ 417,506 $ 0 $ 63,707 $ 0

The Villages 88,463 (1,170,861) (1,082,398) 972,671 0 109,727 0

$ 76,827 $(1,640,438) $(1,563,611) $1,390,177 $ 0 $ 173,434 $ 0

The combined balance sheets of the Local Limited Partnerships accounted for on the equity method at December 31, 2000 and 1999 and the related combined statements of operations, changes in partners capital (deficit), cash flows and selected footnote disclosures from the audited financial statements of the Local Limited Partnerships for the years ended December 31, 2000, 1999 and 1998 are summarized as follows:

Note 4 -- Investments in and Advances to Local Limited Partnerships Accounted for on

the Equity Method -- Continued

COMBINED BALANCE SHEETS OF LOCAL LIMITED PARTNERSHIPS

Assets

December 31,

2000 1999

Cash $ 84,184 $ 251,596

Cash in escrow and other restricted funds 504,303 418,410

Accounts receivable 25,012 10,884

Prepaid expenses 38,851 25,989

Other assets (net of accumulated amortization) 29,936 32,020

682,286 738,899

Property on the basis of cost:

Land 251,240 251,240

Buildings and improvements 5,076,954 5,089,057

5,328,194 5,340,297

Less accumulated depreciation (4,614,550) (4,566,785)

713,644 773,512

$ 1,395,930 $ 1,512,411

Liabilities and Partners' Capital (Deficit)

Mortgage notes payable $ 2,833,175 $ 2,977,801

Accounts payable and accrued expenses 117,162 102,819

Tenants' security and other deposits 55,101 56,648

3,005,438 3,137,268

Partners' capital (deficit) per accompanying

statements (1,609,508) (1,624,857)

$ 1,395,930 $ 1,512,411

Note 4 -- Investments in and Advances to Local Limited Partnerships Accounted for

on the Equity Method -- Continued

COMBINED STATEMENTS OF OPERATIONS OF LOCAL LIMITED PARTNERSHIPS

Year Ended December 31

2000 1999 1998

REVENUE:

Net rental income $2,130,343 $2,972,689 $3,096,731

Financial income 21,548 41,867 47,446

Other income 43,120 76,153 62,338

Total revenue 2,195,011 3,090,709 3,206,515

EXPENSES:

Administrative 397,271 598,793 597,638

Utilities 505,803 573,364 675,411

Operating 815,480 875,647 921,988

Taxes and insurance 231,653 290,377 339,185

Financial 133,584 174,213 187,441

Depreciation and amortization 55,577 207,307 313,209

Other 2,076 2,314 8,591

Total expenses 2,141,444 2,722,015 3,043,463

Income (loss) before gain on sale 53,567 368,694 163,052

Gain on sale 0 1,781,875 0

Net income $ 53,567 $2,150,569 $ 163,052

Amortization of capitalized interest was $11,412 in 2000 and 1999 and $18,446 in 1998.

Note 4 -- Investments in and Advances to Local Limited Partnerships Accounted for on

the Equity Method -- Continued

COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) OF LOCAL

LIMITED PARTNERSHIPS

Urban

Improvement Other

Fund Limited General

Limited Partners Partners Total

Partners' capital (deficit)

at January 1, 1998 $(2,164,139) $ (50,223) $ (15,091) $(2,229,453)

Net income -- 1998 156,640 1,747 4,665 163,052

Distributions -- 1998 (55,704) (576) (1,314) (57,594)

Partners' capital (deficit)

at December 31, 1998 (2,063,203) (49,052) (11,740) (2,123,995)

Net income -- 1999 2,088,557 17,535 44,477 2,150,569

Distributions -- 1999 (1,588,965) (12,445) (50,021) (1,651,431)

Partners' capital (deficit)

at December 31, 1999 (1,563,611) (43,962) (17,284) (1,624,857)

Net income -- 2000 50,889 375 2,303 53,567

Distributions -- 2000 (36,554) (982) (682) (38,218)

Partners' capital (deficit)

at December 31, 2000 $(1,549,276) $ (44,569) $ (15,663) $(1,609,508)

Note 4 -- Investments in and Advances to Local Limited Partnerships Accounted for on

the Equity Method -- Continued

STATEMENTS OF CASH FLOWS OF LOCAL LIMITED PARTNERSHIPS

Year Ended December 31,

2000 1999 1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income $ 53,567 $2,150,569 $ 163,052

Adjustments to reconcile net income to net

cash provided by operating activities:

Loss (gain) on sale of assets 12,601 (1,781,875) 0

Depreciation and amortization 55,577 207,307 313,209

Decrease (increase) in escrows and

other restricted funds, receivables,

prepaid expenses and other assets (139,200) 406,953 312,234

Increase (decrease) in accounts pay-

able, accrued expenses, tenant

security deposit liability and

other liabilities 39,113 (31,243) (56,507)

Total adjustments (31,909) (1,198,858) 568,936

Net cash provided by operating

activities 21,658 951,711 731,988

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures (28,650) (293,718) (756,136)

Proceeds from sale of capital expenditures 22,424 4,317,961 0

Net cash provided (used) by

investing activities (6,226) 4,024,243 (756,136)

CASH FLOWS FROM FINANCING ACTIVITIES:

Mortgage principal payments (144,626) (2,124,265) (189,076)

Distributions paid (38,218) (1,651,431) (57,594)

Advances from (repayments to) affiliates --

net 0 (14,066) 14,067

Increase (decrease) in notes payable 0 (1,122,809) 310,690

Net cash provided (used) by

financing activities (182,844) (4,912,571) 78,087

NET INCREASE (DECREASE) IN CASH (167,412) 63,383 53,939

CASH BALANCE AT BEGINNING OF YEAR 251,596 188,213 134,274

CASH BALANCE AT END OF YEAR $ 84,184 $ 251,596 $ 188,213

SUPPLEMENTAL INFORMATION REGARDING INTEREST

PAYMENTS IS AS FOLLOWS:

Interest paid $1,127,043 $ 152,389 $ 165,069

Note 4 -- Investments in and Advances to Local Limited Partnerships Accounted for

on the Equity Method -- Continued

A reconciliation between combined net income for financial reporting purposes and the combined net income for income tax reporting purposes follows:

Year Ended December 31,

2000 1999 1998

Combined net income for financial

reporting purposes $ 53,567 $2,150,569 $ 163,052

Differences between depreciation

for income tax reporting purposes

and depreciation for financial

reporting purposes (4,975) 78,467 164,651

Gain on sale 0 373,926 0

Accrual adjustments for financial

reporting purposes 14,021 (17,917) 9,235

Combined net income as reported on

the federal income tax returns $ 62,613 $2,585,045 $ 336,938

A reconciliation of combined partners' capital (deficit) for financial reporting purposes and combined partners' capital (deficit) for income tax reporting purposes follows:

December 31,

2000 1999 1998

Combined partners' capital (deficit)

for financial reporting purposes $(1,609,508) $(1,624,857) $(2,123,995)

Carrying costs during construction

capitalized for financial reporting

purposes, excess of depreciation for

income tax reporting purposes and

accrual adjustments for financial

reporting purposes (159,406) (155,566) (601,085)

Combined partners' capital (deficit)

as reported on the federal income

tax returns $(1,768,914) $(1,780,423) $(2,725,080)

Note 4 -- Investments in and Advances to Local Limited Partnerships Accounted for

on the Equity Method -- Continued

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

Depreciation of Properties

For financial statement purposes, depreciation is generally computed using the straight-line method over useful lives of twenty-five to thirty-five years, from the date of completion of the building or rehabilitation. For income tax reporting purposes, buildings are depreciated over generally shorter periods on various accelerated methods.

Certain expenses related to organization of the Local Limited Partnerships have been deferred and are being amortized for financial statement purposes using the straight-line method over periods of twenty to forty years.

Mortgage Notes Payable

Lakewood Apartments and The Villages have mortgages which are payable to or are insured by the Department of Housing and Urban Development (HUD) totaling $2,833,175 and $2,977,801 at December 31, 2000 and 1999, respectively. The mortgage notes payable are secured by deeds of trust on rental property and bear interest at the rate of seven percent per annum. The mortgages will generally be repaid in monthly installments of principal and interest of $29,041 over periods of forty years. HUD makes interest assistance payments on one of the mortgages insured under Section 236 which effectively reduce the mortgage payments to those required for mortgages carrying a one percent interest rate.

The scheduled principal reductions for the next five years are as follows:

2001 $ 155,081

2002 166,292

2003 178,313

2004 191,203

2005 205,026

Beyond 1,937,260

$2,833,175

Note 4 -- Investments in and Advances to Local Limited Partnerships Accounted for

on the Equity Method -- Continued

Under terms of the regulatory agreements with HUD, the two Local Limited Partnerships cannot make cash distributions to partners of the Local Limited Partnerships in excess of six percent per annum of stated equity in the respective projects. Such distributions are cumulative but can only be paid from "surplus cash," as defined in the agreements. The Local Limited Partnerships must deposit all cash in excess of the distributable amounts into residual receipts funds which are under the control of the mortgagees, and from which disbursements must be approved by HUD. As of December 31, 2000 and 1999, approximately $213,114 and $223,194, respectively, could be paid to partners of Lakewood Apartments and The Villages as surplus cash becomes available.

Under terms of the regulatory agreements, the Local Limited Partnerships are required to make monthly deposits into replacement funds which are under the control of the mortgagees. Such deposits commence with the initial principal payments on the mortgage loans. Expenditures from the replacement funds must be approved by HUD.

All of the Local Limited Partnerships have entered into rent supplement and/or Section 8 contracts with HUD to provide financial assistance to qualified tenants of the apartment units. Under terms of these contracts, HUD will pay a portion of the rent on behalf of qualified tenants. The maximum dollar amount of these payments is limited by HUD. A substantial portion of rental income is collected through these contracts. During 2000 and 1999, the Local Limited Partnerships received approximately $1,607,245 and $1,956,000, respectively, in rent supplement and Section 8 funds.

Management

The Local Limited Partnerships have entered into property management contracts with various agents under which the agents are paid property management fees equal to a percent of the gross revenues of the respective projects. The agents are affiliated with the general partners of the Local Limited Partnerships. Details of the management contracts are as follows:

Percent of 2000 Affiliate of

Partnership Revenue Expense General Partner

Lakewood Apartments 11.52% $57,828 Yes

The Villages 6.00% $93,784 Yes

Note 5 -- Sale of Assets of Angeles I

The property of Angeles I was sold during 1999 resulting in a gain of $1,199,387, Urban '72's share of the distribution from the sale was $1,060,891. In addition, Urban '72 received advance repayments of $10,492. The unamortized costs of acquisition of $42,561 were amortized upon the sale of Angeles I.

Note 6 -- Sale of Assets of Angeles II

The property of Angeles II was sold during 1999 resulting in a gain of $582,488. Urban '72's share of the distribution from the sale was $520,128. In addition, Urban '72 received advance repayments of $3,574. The unamortized costs of acquisition of $51,354 were amortized upon the sale of Angeles II.

Note 7 -- Sale of the Assets of Alms Hill Apartments

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

Note 8 - Selected Quarterly Financial Data

The following is a summary of unaudited financial data regarding the Company's quarterly results of operations:

First Second Third Fourth

2000 Quarter Quarter Quarter Quarter Total

Loss before equity

in income of local

limited partnerships $ (14,361) $ (14,843) $ (14,022) $ (17,015) $(60,241)

Equity in income of local

limited partnerships 0 28,500 8,054 0 36,554

Net income (loss) $ (14,361) $ 13,657 $ (5,968) $ (17,015) $ (23,687)

Income (Loss) per LP unit $ (2) $ 2 $ (1) $ (3) $ (4)

First Second Third Fourth

1999 Quarter Quarter Quarter Quarter Total

Loss before equity

in income of local

limited partnerships $ (14,857) $ (14,862) $ (15,000) $ (107,722) $(152,441)

Equity in income of local

limited partnerships 0 (17,012) 1,658,635 55,323 1,696,946

Net income (loss) $ (14,857) $ (31,874) $1,643,635 $ (52,399) $1,544,505

Income (loss) per LP unit $ (2) $ (6) $ 282 $ (9) $ 265

URBAN IMPROVEMENT FUND LIMITED

(A Limited Partnership)

INDEBTEDNESS OF RELATED PARTIES

December 31,

2000 1999

2000 Change 1999 Change 1998

Advances to (repayment

from) Local Limited

Partnerships

Angeles No. 1 $ 0 $ 0 $ 0 $(10,492) $ 10,492

Angeles No. 2 0 0 0 (3,574) 3,574

$ 0 $ 0 $ 0 $(14,066) $ 14,066

The above advances are included in the balance sheet caption "Investments in and advances to Local Limited Partnerships accounted for on the equity method." See Notes 5 and 6 to the financial statements.

December 31,

2000 1999

Indebtedness to general partner:

Management fee payable to General Partner $ 0 $ 833

Advances from General Partner $ 528,586 $ 528,586

URBAN IMPROVEMENT FUND LIMITED

(A Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS

December 31, 2000

Life in Which

Depreciation

in Latest

Buildings Date of Income

Description and Accumulated Completion of Date Statement

Partnership/Location No. of Units Land Improvement Total Depreciation Construction Acquired is Computed

Lakewood Apartments

Vinton, Virginia 108 apartments $ 59,882 $ 1,744,700 $ 1,804,582 $ (1,488,341) 1974 1972 3 to 35 years

The Villages, Ltd.

Waco, Texas 250 apartments 191,358 3,332,254 3,523,612 (3,126,209) 1974 1972 6 to 25 years

$251,240 $ 5,076,954 $ 5,328,194 $ (4,614,550)

Buildings & Total Accumulated

Land Improvement Cost Depreciation

Balance at January 1, 1999 $ 504,203 $10,037,839 $10,542,042 $ 7,318,855

Acquisitions 0 293,718 293,718 0

Dispositions (252,963) (5,242,500) (5,495,463) (2,959,377)

Depreciation expense 0 0 0 207,307

Balance at December 31, 1999 251,240 5,089,057 5,340,297 4,566,785

Acquisitions 0 28,650 28,650 0

Dispositions 0 (40,753) (40,753) (5,728)

Depreciation expense 0 0 0 53,493

Balance at December 31, 2000 $ 251,240 $ 5,076,954 $ 5,328,194 $ 4,614,550

URBAN IMPROVEMENT FUND LIMITED

(A Limited Partnership)

MORTGAGE LOANS ON REAL ESTATE

December 31, 2000

Outstanding Gross Net

Description Mortgage Interest Interest Gross Interest Net Maturity Balloon at Insured

Partnership/Location No. of Units Balance Rate Rate Payment Subsidy Payment Date Maturity By

Lakewood Apartments 108 apartments $1,086,301 7.00% 1.00% $ 10,197 $ (6,402) $ 3,795 Nov 2014 $ 0 HUD

Vinton, Virginia

The Villages 250 apartments 1,746,874 7.00% 7.00 18,844 0 18,844 Jul 2016 0 HUD

Waco, Texas

$2,833,175 $ 29,041 $ (6,402) $ 22,639