Form 10QSB
period 2001-03-31
URBAN IMPROVEMENT FUND LIMITED 1972
filed 2001-06-26
CIK 850453

UNITED STATES

	SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549

	FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE  ACT OF 1934


	For the quarterly period ended March 31, 2001

	OR

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _________ to ________.

	Commission File Number 2-43162

	             URBAN IMPROVEMENT FUND LIMITED - 1972
(Exact name of small business issuer as specified in its charter)

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

           .


		PART I - FINANCIAL INFORMATION

	Item 1 - Financial Statements

	BALANCE SHEETS

	URBAN IMPROVEMENT FUND LIMITED - 1972
	(A Limited Partnership)

	ASSETS

	March 31,	December 31,
	   2001    	   2000

Cash				$   132,541	$   144,597

Investments in and advances to
Local Limited Partnerships
accounted for on the equity
method		          0	          0

Total Assets	$   132,541	$   144,597


	LIABILITIES AND PARTNER - (DEFICIT)

Accounts payable	$     4,000	$    13,900

Management fee payable 	10,000	0

Payable to affiliates	528,586	528,586

Distribution payable	        642	        642

Total Liabilities	543,228	543,128

Partners? (Deficit):
General Partner - 5 Partnership units
    authorized, issued and outstanding	(347)	(337)

  Limited Partners - 5,830 Partnership units
    authorized, issued and outstanding	   (410,340)	   (398,194)
 				   (410,687)	   (398,531)

Total Liabilities and Partners?
(Deficit)	$   132,541	$   144,597





















Unaudited.  See accompanying notes.

	CAPITALIZATION AND PARTNERS? (DEFICIT)

	URBAN IMPROVEMENT FUND LIMITED ? 1972
	(A Limited Partnership)




	March 31,	December 31,
	   2001    	   2000
General Partner Interest - 5 Partner-
ship units issued and outstanding	$     5,000	$     5,000

Limited Partners? Interest - 5,830
Partnership units issued and
outstanding	  5,830,000	  5,830,000

Total	5,835,000	5,835,000

Offering Expenses	(641,492)	(641,492)

Distributions to partners	(861,150)	(861,150)

Accumulated loss through
December 31, 2000	(4,730,889)	(4,730,889)

Loss for the three-month period
ended March 31, 2001	    (12,156)	          0
	 (6,245,687)	 (6,233,531)

Partners? (deficit) at end of period	$  (410,687)	$  (398,531)




























Unaudited.  See accompanying notes

STATEMENTS OF INCOME

	URBAN IMPROVEMENT FUND LIMITED ? 1972
(A Limited Partnership)


	For the Three-Month
	        Period Ended
	          March 31,
										   2001   	   2000

Revenues								$   1,844	$   1,244

Cost and expenses:

Professional fees			4,000	4,000

Management fee				10,000	10,000

Other expense					        0	    1,605

Loss before equity in loss of
	Local Limited Partnerships	(12,156)	(14,361)


Equity in loss of Local Limited
Partnerships					         0	        0

Net loss								$  (12,156)	$ (14,361)

Allocation of Net Loss:

Net loss allocated to General Partner	$      (10)	$     (12)

Net loss allocated to Limited Partners	   (12,146)	  (14,349)

	$  (12,156)	$ (14,361)

Net loss allocated to Limited Partners per
Limited  Partnership Unit (5,830 units
outstanding at March 31, 2001 and 2000)	$       (2)	$      (2)


















Unaudited.  See accompanying notes
STATEMENTS OF CASH FLOWS

URBAN IMPROVEMENT FUND LIMITED ? 1972
(A Limited Partnership)


	For the Three-Month
	        Period Ended
	          March 31,
										   2001   	   2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss									$ (12,156)	$ (14,361)
Adjustments to reconcile net loss to net
cash used by operating activities:
  Decrease in distribution receivable		0
       Increase (decrease) in accounts payable,
  management fees payable and payable
  to affiliates			      100	  (26,814)
    Total adjustments	      100	  (26,814)

  Net cash provided (used) by
    operating activities	  (12,056)	  (41,175)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,056)	(41,175)

CASH BALANCE AT BEGINNING OF PERIOD	  144,597	  235,133

CASH BALANCE AT END OF PERIOD	$ 132,541	$ 193,958






























Unaudited.  See accompanying notes.

NOTES TO SUMMARIZE FINANCIAL INFORMATION
March 31, 2001

URBAN IMPROVEMENT FUND LIMITED ? 1972
(A Limited Partnership)

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




The Partnership also issued five units of general partnership interest to Interfinancial Real Estate profits and losses are allocated .08659 percent to the General Partner
        and 99.91341 percent to the Limited Partners.    Management Company
        (the General Partner).  For income tax and financial reporting purposes,

305:



Note 2 - Method of Accounting - As of March 31, 2001, the Partnership has investments in two active real estate limited partnerships (Local Limited Partnerships), Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method.
               The investment account  represents the sum of the capital
                investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition.
               The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received.  Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

311:

313:
314:

316:






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

Fair Value of Financial Instruments and Use of Estimates
    The Partnership estimates that the aggregate fair value of all financial instruments at March 31, 2001 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.



Note 3 - Management of Urban Improvement Fund Limited

 Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000. Management fees payable to the General Partner have been accrued if cash flow was not sufficient to pay the fee in the year incurred. For the three-month period ended March 31, 2001 and 2000, the minimum fee of $10,000 has been accrued. At March 31, 2001, management fees of $10,000 have been recorded as a liability to the General Partner.

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

The General Partner of the partnership is a corporation in which
         Paul H. Pfleger has a one-hundred percent interest. Partnership Services, Inc. (PSI), another corporation in which Paul H. Pfleger has a one-hundred percent interest, has contracted with the General
        Partner and the Partnership to provide certain management and other services in any projects in which the Partnership has an interest. In addition, as shown in the following table, PSI became the General Partner in three of the Local Limited Partnerships in which the Partnership had investments.

			Date PSI Became
       Local Limited Partnership        	General Partner
(1) Alms Hill Apartments Limited	December 1977
(2) Angeles Apartments Associates, No. 1	December 1975
(2) Angeles Apartments Associates, No. 2	December 1975

(1)  This property was sold through a resyndication during 1984.
(2)  These properties were sold during 1999.

Note 4 - Investments in Local Limited Partnerships - As of March
        31, 2001, the Partnership has investments in two active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment, advances and unamortized costs of acquisition less the Partnership?s share of losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership.


The Partnership has an investment in one Limited Partnership
         that sold its real estate during 1984.   This Partnership (Alms
         Hill Apartments, Ltd.) holds a note receivable for a portion of the sales proceeds.

The investment in Local Limited Partnerships is comprised of:

			March 31, 2001	December 31, 2000
Capital contributions	$   556,642	$   556,642
	Distributions	(516,369)	(516,369)
	Equity in loss	(213,707)	(213,707)
Advances	0	0
Unamortized costs of acquisitions	    173,434	   173,434
		$         0	$        0

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

Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to three tenths of one percent of invested
420:    assets of $64,325 (the fee will not be more than fifty percent of the
       Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000). The Partnership recorded management fee
422:    expense of $10,000 for the three-month period ended March 31, 2001 and 2000.


The Partnership has not recognized income or losses of the Local
         Limited Partnerships for the period ending March 31, 2001 and 2000 because all investments have been reduced to zero and no distributions were received and no advances were repaid during this period.

Liquidity
The Partnership's only source of cash flow is from distributions from its investments Local Limited Partnerships or the sale or refinancing of the Local Limited Partnerships. There are no current discussions with potential buyers or properties being actively marketed.

The Local Limited Partnerships have regulatory agreements which restrict distributions to the computation of surplus cash. The computation of surplus cash is calculated by subtracting accounts payable and accrued expenses from cash on hand at the end of the year.

At March 31, 2001, the Partnership had advances from the General
        Partner of $528,586. There is no guarantee that the Local Limited Partnerships will generate sufficient cash flow to distribute to the Partnership amounts sufficient to repay all advances and accrued management fees. If not repaid by cash flow from operating, they will most likely be repaid with proceeds from the sale or refinancing proceeds from the Local Limited Partnerships.

Capital Resources
The General Partner believes that additional situations may arise where it would be advantageous to the Partners to exchange
         properties in a tax-free transaction.   The Partnership's basis
         in its properties has been reduced through depreciation deductions and other losses to levels substantially below the amount of debt secured by the properties. Additionally, the rental properties owned and operated by the Local Limited Partnerships have typically computed depreciation for financial reporting purposes using the straight-line method over the estimated economic useful life of the property. For income tax reporting purposes, depreciation generally has been computed over the same or shorter periods using accelerated methods. As a result, the carrying values of the Partnership's investments in Local Limited Partnerships are substantially greater for financial reporting purposes than for income tax reporting purposes. Upon sale or other disposition of a property by the Local Limited Partnership, the gain recognized by the Partnership for income tax reporting purposes may be substantially greater than the gain recorded for financial reporting purposes. Accordingly, if the properties are sold, the Partnership, in all likelihood, would recognize taxable gain in excess of the cash available for distribution. If sale proceeds are reinvested in a manner which permits the original sale to be treated as a like-kind exchange, the
  Partnership can defer this gain until the new property is sold.
           Additionally, the Partnership will receive the benefit of any cash flow or appreciation in value of the new property. If reinvestments were made, it is likely that the acquired properties would be conventional, multi-family residential projects.

The Partnership has made no material commitments for capital expenditures.

	PART II - OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K
a)    None
b)    The registrant has not filed a report on Form 8-K during the quarter ending March 31, 2001.

SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities
        Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







URBAN IMPROVEMENT FUND LIMITED - 1972
(Registrant)
By:  Interfinancial Real Estate Management
Company, General Partner



Date			/s/Michael Fulbright
			(Signature)
			By:  Michael Fulbright, Secretary



Date			/s/John M. Orehek
			(Signature)
				By: John M. Orehek, Senior Vice President




-12-