Form 10QSB
period 2001-06-30
URBAN IMPROVEMENT FUND LIMITED 1972
filed 2001-07-31
CIK 850453

UNITED STATES

	SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549

	FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE  ACT OF 1934

	For the quarterly period ended June 30, 2001

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


		PART I - FINANCIAL INFORMATION

	Item 1 - Financial Statements

	BALANCE SHEETS

	URBAN IMPROVEMENT FUND LIMITED - 1972
	(A Limited Partnership)

	ASSETS

	June 30,	December 31,
	   2001    	   2000

Cash				$   144,651	$   144,597

Investments in and advances to
Local Limited Partnerships
accounted for on the equity
method		          0	          0

Total Assets	$   144,651	$   144,597


	LIABILITIES AND PARTNER - (DEFICIT)

Accounts payable	$     8,000	$    13,900

Management fee payable	10,000	0

Payable to affiliates	528,586	528,586

Distribution payable	        642	        642

Total Liabilities	547,228	543,128

Partners? (Deficit):
General Partner - 5 Partnership units
    authorized, issued and outstanding	(341)	(337)

  Limited Partners - 5,830 Partnership units
    authorized, issued and outstanding	   (402,236)	   (398,194)
 				   (402,577)	   (398,531)

Total Liabilities and Partners?
(Deficit)	$   144,651	$   144,597





















Unaudited.  See accompanying notes.

	CAPITALIZATION AND PARTNERS? (DEFICIT)

	URBAN IMPROVEMENT FUND LIMITED ? 1972
	(A Limited Partnership)




	June 30,	December 31,
	   2001    	   2000
General Partner Interest - 5 Partner-
ship units issued and outstanding	$     5,000	$     5,000

Limited Partners? Interest - 5,830
Partnership units issued and
outstanding	  5,830,000	  5,830,000

Total	5,835,000	5,835,000

Offering Expenses	(641,492)	(641,492)

Distributions to partners	(861,150)	(861,150)

Accumulated loss through
December 31, 2000	(4,730,889)	(4,730,889)

Loss for the six-month period
ended June 30, 2001	     (4,046)	          0
	 (6,237,577)	 (6,233,531)

Partners? (deficit) at end of period	$  (402,577)	$  (398,531)




























Unaudited.  See accompanying notes

STATEMENTS OF INCOME

	URBAN IMPROVEMENT FUND LIMITED ? 1972
(A Limited Partnership)

										For the Three-Month	For the Six-month
	        Period Ended      	      Period Ended
	          June 30,        	        June 30,
	   2001   	   2000   	   2001   	   2000

Revenues								$  14,856	$     530	$  16,700	$   1,774

Cost and expenses:

Professional fees			4,000	4,000	8,000	8,000

Management fee				10,000	10,000	20,000	20,000

Other expense					      800	    1,373	      800	    2,978
											14,800	15,373	28,800	30,978

Income (loss) before equity
	in income of Local Limited
	Partnerships					56	(14,843)	(12,100)	(29,204)


Equity in income of Local
	Limited Partnerships	    8,054	   28,500	    8,054	   28,500


Net income (loss)				$   8,110	$  13,657	$  (4,046)	$     (704)

Allocation of Net Income (Loss):

Net income (loss) allocated
  to General Partner	$       8	$      12	$      (4)	$      (1)

Net income (loss) allocated
  to Limited Partners	    8,102	   13,645	   (4,042)	     (703)

											$   8,110	$  13,657	$  (4,046)	$     (704)

Net income (loss) allocated
  to Limited Partners per
  Limited Partnership Unit
  (5,830 units outstanding
  at June 30, 2001 and 2000)	$       1	$       2	$      (1)	$        0












Unaudited.  See accompanying notes
STATEMENTS OF CASH FLOWS

URBAN IMPROVEMENT FUND LIMITED ? 1972
(A Limited Partnership)



										For the Three-Month	For the Six-month
	        Period Ended      	      Period Ended
	          June 30,        	        June 30,
	   2001   	   2000   	   2001   	   2000
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net loss								$   8,110	$  13,657	$  (4,046)	$    (704)
Adjustments to reconcile
  net loss to net cash
  used by operating
  activities:
      Increase (decrease) in
        accounts payable,
        management fees	(8,054)	(28,500)	(8,054)	(28,500)
        payable and payable
        to affiliates		    4,000	  (35,935)	    4,100	  (62,749)
          Total adjustments	(4,054)	(64,435)	(3,954)	(91,249)

  Net cash provided
    (used) by
    operating
    activities					    4,056	  (50,778)	   (8,000)	  (91,953)

CASH FLOWS FROM INVESTING
	ACTIVITIES:
		Distributions				    8,054	   28,500	    8,054	   28,500
			Net cash provided
				(used) by investing
				activities			    8,054	   28,500	    8,054	   28,500

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS	12,110	(22,278)	54	(63,453)

CASH BALANCE AT BEGINNING OF
  PERIOD								  132,541	  193,958	  144,597	  235,133

CASH BALANCE AT END OF PERIOD 	$ 144,651	$ 171,680	$ 144,651	$  171,680















Unaudited.  See accompanying notes.

NOTES TO SUMMARIZE FINANCIAL INFORMATION
June 30, 2001

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

Note 2 - Method of Accounting - As of June 30, 2001, the Partnership has investments in two active real estate limited partnerships (Local
        Limited Partnerships). Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local
         Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses. Initial rent-up fees paid by the Partnership to the General Partner, deducted when paid for income tax purposes, are capitalized as acquisition costs of the Local Limited Partnerships for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives (fifteen to forty years) of the Local Limited Partnership Properties.
Amortization is discontinued when the investment is reduced to zero.

302:   The unaudited interim financial statements furnished in
this report reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

Taxes on Income
No provision for taxes on income is required since all taxable income or loss of the Partnership is allocated to the partners for inclusion in their respective tax returns.

Cash Equivalents
Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Fair Value of Financial Instruments and Use of Estimates
The Partnership estimates that the aggregate fair value of all financial instruments at June 30, 2001 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Note 3 - Management of Urban Improvement Fund Limited

Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000. For the three-month period ended June 30, 2001 and 2000, the minimum Fee of $10,000 has been accrued. At June 30, 2001, management fees of $10,000 has been recorded as a liability to the General Partner.

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

Note 4 - Investments in Local Limited Partnerships - As of June 30, 2001, the Partnership has investments in two active real estate
Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment, advances and unamortized costs of acquisition less the Partnership's share of losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local
Limited Partnership.

The Partnership has an investment in one Limited Partnership that sold its real estate during 1984. This Partnership (Alms
Hill Apartments, Ltd.) holds a note receivable for a portion of the sales proceeds.

The investment in Local Limited Partnerships is comprised of:

			June 30, 2001	December 31, 2000
Capital contributions	$   556,642	$   556,642
	Distributions	(524,423)	(516,369)
	Equity in loss	(205,653)	(213,707)
Advances	0	0
Unamortized costs of acquisitions	    173,434	   173,434
		$         0	$        0

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

Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to three tenths of one percent of invested assets (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000).
The Partnership recorded management fee expense of $10,000 for the three-month period ended June 30, 2001 and 2000.

The components of the Partnership's equity in net income of the Local Limited Partnerships for the three months and six months ended June 30, 2001 and 2000, is summarized as follows:

Distributions received from partnerships
	With zero investments:
			  2001  	  2000

	  Lakewood Associates	$ 8,054	$     0
	  The Villages	      0	 28,500

			$ 8,054	$28,500

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

At June 30, 2001, the Partnership had advances from the General
Partner of $528,586.  There is no guarantee that the Local Limited
         Partnerships will generate sufficient cash flow to distribute to the Partnership amounts sufficient to repay all advances and accrued management fees. If not repaid by cash flow from operating, they will most likely be repaid with proceeds from the sale or refinancing proceeds from the Local Limited
Partnerships.

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

	PART II - OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K
a) None
b) The registrant has not filed a report on Form 8-K during the quarter ending
             June 30, 2001.

SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







URBAN IMPROVEMENT FUND LIMITED - 1972
(Registrant)
By:  Interfinancial Real Estate Management
Company, General Partner



Date	July 31, 2001		/s/Michael Fulbright
			(Signature)
			By:  Michael Fulbright, Secretary



Date	July 31, 2001		/s/John M. Orehek
			(Signature)
				By: John M. Orehek, Senior Vice President




-14-