Form 10-Q
period 2001-09-30
URBAN IMPROVEMENT FUND LIMITED 1972
filed 2001-11-15
CIK 850453

FORM 12b-25


[As last amended in Release No. 34-35113, December 19, 1994,
 59 F. R. 67752.]

             U.S. SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D. C. 20549


                           FORM 12b-25

                   NOTIFICATION OF LATE FILING

[  ] Form 10-K   [  ] Form 20-F [  ] Form 11-K
[XX] Form 10-QSB   [ ] Form N-SAR

    For Period Ended:  September 30, 2001

    [   ] Transition Report of Form 10-K
    [   ] Transition Report on Form 20-F
    [   ] Transition Report on Form 11-K
    [   ] Transition Report on Form 10-Q
    [   ] Transition Report on Form N-SAR

     For the Transition Period Ended:

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

Part I   Registrant Information

   Full Name of Registrant:  Urban Improvement Fund Limited-1972

    SEC File Number:  2-43162

   Former Name if Applicable  N/A

  Address of Principal Executive Office (Street and Number)

    1201 Third Avenue, Suite 5400

  City, State and ZIP Code
    Seattle, Washington   98101 3076

Part II   Rules 12b-25 (b) and (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

  [XX]  (a)  The reasons described in reasonable detail in Part
 III of this form could not be eliminated without unreasonable effort or expense;

  [ ] (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, 11-K or Form N-SAR, or portion thereof will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

  [   ]  (c)  The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

Part III   Narrative

    State below in reasonable detail the reasons why the form
10-K, 11-K, 20-F, 10-Q or N-SAR or portion thereof could not be filed within the prescribed time period.

The accountants for the registrant have completed the Form 10-QSB, but the delay in filing is required because the local accounting firm of several of the local limited partnerships have not released their information for inclusion in this SEC Form 10-QSB.

Part IV   Other Information

    (1) Name and telephone number of person to contact in regard to this notification:

    John M. Orehek                            206-622-9900
        (Name)                         (Area Code)  (Telephone Number)

     (2)Have all other periodic reports required under section 13 or 15(d) of the Securities Exchange Act of 1934 or section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).

                          [XX] Yes   [   ] No

     (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

                           [   ] Yes   [XX] No

    If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results can not be made.

             Urban Improvement Fund Limited - 1972
           (Name of Registrant as specified in charter)

has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.


 Date  11/14/01         By: /s/John M. Orehek
                           Senior Vice President
                           Interfinancial Real Estate Management Company General Partner for the Registrant