Form 10QSB
period 2002-03-31
URBAN IMPROVEMENT FUND LIMITED 1972
filed 2002-05-07
CIK 850453

FORM 12b-25


[As last amended in Release No. 34-35113, December 19, 1994,
 59 F. R. 67752.]

             U.S. SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D. C. 20549


                           FORM 12b-25

                   NOTIFICATION OF LATE FILING

[  ] Form 10-K   [  ] Form 20-F [  ] Form 11-K
[XX] Form 10-QSB   [ ] Form N-SAR

    For Period Ended:  March 31, 2002

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


 Date  05/15/02         By: /s/John M. Orehek
                           Senior Vice President
                           Interfinancial Real Estate Management Company General Partner for the Registrant