Form 10KSB
period 2001-12-31
URBAN IMPROVEMENT FUND LIMITED 1972
filed 2002-08-01
CIK 850453

UNITED STATES

	SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549

	FORM 10-KSB
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

	For the fiscal year ended December 31, 2001

	OR

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________.

	Commission File Number 2-43162

	                    URBAN IMPROVEMENT FUND LIMITED
	(Exact name of small business issuer (Issuer) as specified in its charter)

          California          	       95-6398192
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

1201 Third Avenue, Suite 5400, Seattle, Washington	     98101-3076
     (Address of principal executive offices)	(ZIP code)

Issuer's telephone number, including area code:	  (206) 622-9900

Securities registered pursuant to Section 12(b) of the Exchange Act:
    None

Securities registered pursuant to Section 12(g) of the Exchange Act:
     None


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
    Yes   X     No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.   $26,495

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership units were sold, or the average bid and asked prices of such partnership units as of December 31, 2001. No market exists for the limited partnership units of the Issuer, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

The matters discussed in this form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the small business issuer (Issuer) from time-to-time. The discussion of the Issuer's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Issuer's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Item 1.  Business

Urban Improvement Fund Limited, a California limited partnership (the "Partnership"), was formed in August 1972 for the purpose of investing, through Local Limited Partnerships (LLP's), in federally and state-assisted low and moderate income housing projects. The Partnership will terminate on December 31, 2013. The termination can be earlier or later with an approval of a majority of the partners. Units of Limited Partnership Interest were sold in a public offering to investors who required tax shelter for income from other sources.

The Partnership commenced operations after offering 5,830 limited partnership units, at a price of $1,000 per interest, through a public offering registered in 1972 with the Securities and Exchange Commission (the "Offering"). The Offering terminated with subscriptions for all 5,830 limited partnership units.

The Partnership's business is to hold limited partnership interest in local limited partnerships, each of which owns and operates a multifamily rental housing property ("Properties") which receives one or more forms of assistance from the federal government. There is a local general partner for each Local Limited Partnership and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnerships is limited to its investment, and the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. See "Item 5 Management's Discussion and Analysis or Plan of Operations" for information relating to the Partnership's rights and obligations to make additional contributions or loans to Local Limited Partnership.

The Partnership acquired equity interests as a limited partner in ten (10) local limited partnerships. Five of these projects were sold through trustee's sales (foreclosures by the Secretary of Housing and Urban Development). The assets of three additional properties have been sold. However, the Alms Hill Partnership, one of the local limited partnerships, is still in existence with a note receivable for the sales proceeds of the property. The remaining two properties plus the Alms Hill Partnership are described hereof.

The Partnership's investment objectives are to:

(1) preserve and protect Partnership capital;

(2) provide capital appreciation through increase in value of the Partnership's investments, subject to considerations of capital preservation and tax planning; and

(3) provide potential cash distributions from sales or refinancings of the Partnership's investments.

The Partnership does not have any employees. Services are performed for the Partnership by the General Partner and agents retained by the General Partner.

The following is a schedule of the properties currently owned by the Local Limited Partnerships in which the Partnership is a limited partner:

Schedule of Properties Owned by Local Limited Partnerships in which Urban Improvement Fund Limited has an Investment

                               Limited
                             Partnership
Property Name, Location       Ownership         Number
and Partnership Name          Interests        of Units

Lakewood Apartments               95%       108 residential
  Vinton, West Virginia

The Villages                      95%       250 residential
  Waco, Texas

                             Financed
                            Insured and     Units Receiving
Property Name, Location     Subsidized     Rental Assistance
And Partnership Name           Under          Under Section 8

Lakewood Apartments         Section 236           108
  Vinton, West Virginia

The Villages                Section 221(d)(3)     200
  Waco, Texas

                                 Occupancy Percentage
                                 For the Year Ended
Property Name, Location             December 31,
And Partnership Name             2001         2000

Lakewood Apartments               98%          99%
  Vinton, West Virginia

The Villages
  Waco, Texas                     91%         91%

The real estate business is highly competitive. The Issuer competes with numerous established apartment owners and real estate developers of low-income housing having greater financial resources. There is additional risk of new construction occurring in areas where the Issuer has invested in existing government-assisted housing projects. Moreover, the outlook for subsidized housing is not determinable, given existing and proposed federal legislation. The Issuer's income is entirely dependent upon revenues received from the limited partnerships in which it is a limited partner. Investment in federally-assisted housing is subject to significant regulations. These regulations limit, among other things, the amount of return allowed on the initial equity investment, the manner in which such properties may be sold, and the persons to whom such properties may be sold. In 1987, fearing the loss of affordable housing units, Congress passed emergency legislation which prohibited prepayment of all FHA insured Section 236 or Section 221(d)(3) mortgages. Congress passed additional legislation in 1990 known as LIHPRHA (the Low Income Housing Preservation and Resident Homeownership Act). However, by 1995, Congress had determined the program was too expensive to continue. In March 1996, Congress changed the compensation program, severely limited funding, and restored the property owners' right to prepay the FHA mortgages and change the use of the properties under legislation known as the Housing Opportunity Program Extension Act of 1996. The General Partner of the Partnership has initiated steps to ensure that the Local Limited Partnerships comply with the provisions of LIHPRHA and subsequent legislation.

Regulation of Affordable Housing

The Federal Housing Administration ("FHA") has contracted with the two subsidized rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are one or five years with one-year renewal options.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD's rental assistance under
Section 8 of the United States Housing Act of 1937 ("Section 8") after the expiration of their original Section 8 contracts. This new legislation will affect the local limited partnerships in which the Partnership has invested. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market rents.
This will be accomplished in various ways, the goal being to reduce
Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years. In 1999, Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

The 1997 and 1999 Housing Acts (together, the "Housing Acts") permit the retention of project based Section 8 contracts for most properties in rental markets with a limited supply of affordable housing or where the tenants are particularly vulnerable populations including the elderly, disabled or large families. In rental markets without a limited supply of affordable housing, the Housing Acts provide for phasing out project based subsidies, converting the assistance to tenant based assistance or vouchers. Under the tenant based system, rental vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, including the property in which they currently reside. Voucher rent levels are established by local housing authorities under guidelines set by HUD. While the Partnership does not expect the provisions of the Housing Acts to result in a significant number of tenants relocating from the properties owned by the Local Limited Partnerships, there can be no assurance that the new legislation will not significantly and adversely affect the operations of the properties of the Local Limited Partnership.

All of the units which receive rent subsidies from Section 8 have their contracts which expire during the periods ending January 2004. The Housing Acts provide several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the Section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do no have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body be given twelve months notice of a Local Limited Partnerships intention to opt out of the program prior to contract termination.

Each of the options requires an application to HUD, and, to a greater or lesser extent, the fulfillment of certain procedural submission requirements and financial requirements, which must be weighed in connection with the determination of which option to select.

The Section 8 requirements are separate from the requirements governing the underlying HUD-insured mortgage loans and any other
HUD, state or local requirements, all of which must be fulfilled, irrespective of the option chosen with regard to the continuation of
Section 8 participation.

Item 2.  Properties

The Issuer owns equity interests as a Limited Partner in the following real estate projects as of December 31, 2001:

LAKEWOOD APARTMENTS - The Partnership owns a 108 residential unit project located on Route #24 in Vinton, Virginia. The project includes nine two and one-half story buildings with wood siding.
The project was constructed under Section 236 of the National Housing Act. The mortgage also has interest subsidies which reduces the interest rate to approximately one percent. The Partnership also entered into a regulatory agreement which sets rental rates, limits distributions and requires monthly deposits to reserves for replacements.

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

ALMS HILL APARTMENTS contained 200 residential and 10 commercial units located in the northeast section of Cincinnati, Ohio. The structure is a ten-story rehabilitated brick and masonry building. The Issuer sold its equity interest as a limited partner in this real estate project through a resyndication during August 1983. The Partnership holds a receivable from the sale of the property.

Occupancy Rates

			    Partnership		2001	2000

			Lakewood Apartments		98%	99%
			The Villages			91%	91%

Average Annual Rental Per Unit

			   Partnership			  2001  	  2000

			Lakewood Apartments		$  5,286	$  5,112
			The Villages			$  7,508	$  6,313

Property Real Estate Taxes

			   Partnership			  2001  	  2000

			Lakewood Apartments		$29,548	$ 29,695
			The Villages			$67,213	$ 64,024

Federal Tax Basis Information

                           Federal           Original Building
Partnership               Tax Basis         Method        Life

Lakewood Apartments       $1,549,693           SL         20-35
The Villages              $3,548,944           SL         25-39


	             	Bldg. Improvements	Personal Property
Partnership             Method        Life      Method       Life

Lakewood Apartments       SL         20-35        SL         5-10
The Villages              SL         25-39        DDB        10

Item 3.  Legal Proceedings

There are no material legal proceedings pending at the time, other than ordinary routine litigation incidental to the Partnership's business, including the Local Limited Partnerships in which the Partnership is a limited partner.

Part II

Item 4.  Market for Common Equity and Related Partnership Matters

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

Units in the Partnership were sold through a public offering. There is not a ready market for the transfer of limited partnership interests. Limited partnership interests may be transferred between individuals with the consent of the General Partner. Accordingly, an investor may not be able to sell or otherwise dispose of his interest in the Partnership.

During the year ended December 31, 2001, an affiliate of the General Partner purchased 83 units at an average price of $5 per unit and Equity Resources purchased 225 units at an average price of $10 per unit. In addition, five partners transferred 95 units to individuals or entities. The Partnership does not have any details regarding the purpose or consideration involved in these transfers. These types of transfers are usually a result of the following actions:

1. Due to the divorce of the partner, the interest is fully or partially transferred to a spouse.

2. Due to tax planning, the interest is transferred to a trust.

3. Due to the death of the partner, the interest is transferred to a trust or the beneficiaries of the estate.

4. The interest is gifted to a charitable organization.

Holders
Title of      Name & Address of      Amount and Nature of     % of
Class         Beneficial Owner       Beneficial Ownership    Class

General Partner  Interfinancial Real      5 Units             100%
  Interest       Estate Management Co.    ($5,000)
                 1201 Third Avenue,
                 Suite 5400
                 Seattle, Washington 98101-3076

Limited Partner	335 Limited Partners     5,830 Units        100%
   Interest		                         ($5,830,000)

Interfinancial Real Estate Management Company owned 201.25 units of limited partnership interest at December 31, 2001. An affiliate of the General Partner owns 118 units of limited partnership interest.

There have been no cash distributions to partners during the year ended December 31, 2001 or 2000. Dividends can only be paid from available cash flow.

Part III

Item 5.  Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Liquidity

The Partnership's only source of cash flow is from distributions from its investments in Local Limited Partnerships or the sale or refinancing of the Local Limited Partnerships. There are no current discussions with potential buyers or properties being actively marketed.

The two Local Limited Partnerships have regulatory agreements which restrict distributions to the computation of surplus cash. The computation of surplus cash is calculated by subtracting accounts payable and accrued expenses from cash on hand at the end of the year.

During the period 2001 and 2000, cash distributions from Local Limited Partnerships totaled $21,332 in 2001 and $36,554 in 2000. These funds were utilized to fund operations and repay General Partner Advances. The General Partner anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

At December 31, 2001, the Partnership had advances from the General Partner of $528,586. The Partnership has used excess cash to repay management fees and these types of obligations in the past, and the General Partner expects to continue making payments as cash is available.

There is no guarantee that the Local Limited Partnerships will generate sufficient cash flow to distribute to the Partnership amounts sufficient to repay all advances. If not repaid by cash flow from operating, they will most likely be repaid with proceeds from the sale or refinancing proceeds from the Local Limited Partnerships.

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

                                             2001        2000

	Urban's share of distributions	$ 21,332	$ 36,554

The General Partner believes the level of distributions received will fund the general and administrative expenses of the Partnership.

Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to three-tenths of one percent of invested assets. The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $40,000. During 2001 and 2000, the Partnership recorded management fee expense of $40,000 and paid these fees from cash on hand. Most of the cash on hand was realized from the sales of local limited partnerships in prior years.

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

At December 31, 2001, the Partnership had investments in two active real estate limited partnerships as a Limited Partner. The Partnership carries such investments on the equity method of accounting. The Partnership discontinues recording losses for financial reporting purposes when its investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. At year-end, all of the investments were reduced to zero. The equity in income in Local Limited Partnerships resulted from either Local Limited Partnerships, whose investments have not been reduced to zero, reporting income from operations and/or Local Limited Partnerships, whose investments have been reduced to zero, who paid distributions or repaid an advance. Additional advances to Local Limited Partnerships, after an investment is reduced to zero, are recorded as losses. The components of the Partnership's equity in net income of the Local Limited Partnerships for 2001 and 2000 is summarized as follows:

					  2001  	  2000

Distributions received from
Partnerships with zero
investments:
    The Villages              $      0    $ 28,500
    Angeles I                    6,689           0
    Angeles II                   6,589           0
    Lakewood Apartments          8,054       8,054

Equity in income of
Local Limited Partnerships    $ 21,332    $ 36,554

The actual combined income of Local Limited Partnerships will generally increase, or the combined losses of Local Limited Partnerships will generally decrease, as depreciation and interest decreases and the projects achieve stable operations. Much of the rental revenue of the Local Limited Partnerships is dependent on subsidy. In recent years, the Local Limited Partnerships have increased operating expenses to fund repairs and maintenance on the properties. Such repairs are limited by available cash flow. The distributions to the Partnership from Local Limited Partnerships are the result of profitable operations which produce cash flow for these projects.

Item 6. Change In and Disagreements with Accountants on Accounting and Financial Disclosure

As of February 8, 2002, Smith & Radigan, Certified Public Accountants, LLC, the independent accountant previously engaged as the principal accountant to audit the financial statements of Urban Improvement Fund Limited - 1972 (the "Registrant," "Issuer" or the "Partnership"), was terminated. As of the same date, the firm of Kenneth W. Bryant Certified Public Accountant was engaged to provide the service for the Issuer.

The audit reports of Smith & Radigan, Certified Public Accountants, LLC on the financial statements of the Partnership as of and for the years ended December 31, 2000 and 1999 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

Kenneth W. Bryant was a former partner in Smith & Radigan, Certified Public accountants, LLC while they were the principal auditors of the Issuer. Kenneth W. Bryant has formed a new firm and has been engaged by the General Partner as the principal auditor of the Issuer.

During the Partnership's two most recent fiscal years and any subsequent interim period preceding the change, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

The Issuer has provided a copy of this disclosure to the former accountant, and the Issuer has received from the former accountant, a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Issuer. This letter is filed as an Exhibit to this report.

There have been no disagreements with accountants on any matters of accounting principles or practices or financial statement disclosure.

Item 7.  Financial Statements

Urban Improvement Fund Limited

List of Financial Statements

Report of Kenneth W. Bryant, Certified Public Accountant,
Independent Auditor

Balance Sheet - December 31, 2001

Statements of Operations - Years ended December 31, 2001 and 2000

Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 2001 and 2000.

Statements of Cash flows - Years ended December 31, 2001 and 2000

  Notes to Financial Statements

Kenneth  W. Bryant
Certified Public Accountant
555 North Point Center East
Fourth Floor
Alpharetta, GA 30022
678-366-5150


	INDEPENDENT AUDITOR'S REPORT


To the Partners
Urban Improvement Fund Limited - 1972

I have audited the accompanying balance sheet of Urban Improvement Fund, Limited (a Limited Partnership) as of December 31, 2001, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the year ended December 31, 2001.
These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit. I did not audit the financial statements of the two Urban Improvement Fund Limited's Local Limited Partnership investments whose combined financial statements are shown in Note 4. These statements were audited by other auditors whose reports have been furnished to me, and my opinion, to the extent it relates to the amounts included for these Local Limited Partnership investments, is based solely on the reports of the other auditors. Urban Improvement Fund Limited's investment in these partnerships has been reduced to zero. The financial statements of Urban Improvement Fund Limited - 1972 as of December 31, 2000 were audited by other auditors whose report dated April 20, 2001 expressed an unqualified opinion.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit and the reports of other auditors provide a reasonable basis for my opinion.

In my opinion, based on my audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Improvement Fund Limited as of December 31, 2001, and the results of its operations and its cash flows for the year ended December 31, 2001, in conformity accounting principles generally accepted in the United States of America.




/s/Kenneth W. Bryant, Certified Public Accountant





Atlanta, Georgia
June 14, 2002

INDEPENDENT AUDITORS' REPORT



To the Partners
Lakewood Apartments
Limited Partnership
HUD Project Number:   051-44109
Silver Spring, Maryland

I have audited the accompanying balance sheet of Lakewood Apartments Limited Partnership, as of December 31, 2001 and the related statements of income, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on our audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakewood Apartments as of December 31, 2001, and the results of its operations changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, I have also issued a report dated February 1, 2002 on my consideration of internal controls and a report dated February 1, 2002 on its compliance with laws and regulations.


/s/Harvey E. Johnson, Jr., P.C.



Arlington, Virginia
February 1, 2002

INDEPENDENT AUDITORS' REPORT



To the Partners
The Villages LTD.
(A Limited Partnership)

We have audited the accompanying balance sheet of The Villages LTD., Project No. 112-35035 LD, (a limited partnership) as of December 31, 2001, and the related statements of income, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Villages LTD. at December 31, 2001, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 2, 2002 on our consideration of the partnership's internal control structure and reports dated February 2, 2002 on its compliance with specific requirements applicable to major HUD programs, and specific requirements applicable to Fair Housing and Non-Discrimination. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in this report (shown on pages 16 to 20) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/Crabtree, Crabtree & Hatter, L.L.P.
Certified Public Accountants

Azle, Texas
February 2, 2002


URBAN IMPROVEMENT FUND LIMITED
(A Limited Partnership)

BALANCE SHEET

December 31, 2001




ASSETS


Cash and cash equivalents                             $   97,757
Investments in and advances to Local
  Limited Partnerships accounted for
  on the equity method - Note 4                                0

                                                      $   97,757




LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Accounts payable                                      $    2,334
Advance from General Partner                             528,586
Distribution payable                                         642
                                                         531,562

Partners' capital (deficit) - Note 2
  General Partners - 5 partnership units
    authorized, issued and outstanding                      (368)
  Limited Partners - 5,830 partnership units
    authorized, issued and outstanding                  (433,437)
                                                        (433,805)
Commitments and contingent liabilities -
  Note 4
                                                      $   97,757


The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED
(A Limited Partnership)

STATEMENTS OF OPERATIONS




                                             Year Ended December 31,
                                              2001           2000

Interest income                           $    5,163     $    3,514

Expenses:
  Management fees - Note 3                    40,000         40,000
  Other expenses                              21,769         23,755
                                              61,769         63,755
Loss before equity in income of Local
  Limited Partnerships                       (56,606)       (60,241)
Equity in income of Local Limited
  Partnerships - Note 4                       21,332         36,554

Net income (loss)                         $  (35,274)    $  (23,687)

Allocation of net income (loss):
  Net income (loss) allocated to
  General Partners                        $      (31)    $      (21)
  Net income (loss) allocated to
  Limited Partners                           (35,243)       (23,666)

                                          $  (35,274)    $  (23,687)
Net financial reporting income
 (loss) per unit:
    General partnership units
   (5 units outstanding
   allocated to General Partner)          $       (6)   $       (4)
  Limited partnership units
  (5,830 units Outstanding
  allocated to Limited Partners)          $       (6)   $       (4)






The Notes to Financial Statements are an integral part of these Statements.


URBAN IMPROVEMENT FUND LIMITED
(A Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)




                          General      Limited
                          Partner      Partners       Total

Partners' capital
 (deficit) at
 January 1, 2000      $      (316)   $  (374,528)  $  (374,844)

Net income (loss) - 2000      (21)       (23,666)      (23,687)

Partners' capital (deficit)
  at December 31, 2000        (337)     (398,194)     (398,531)

Net income (loss) - 2001       (31)      (35,243)      (35,274)

Partners' capital
 (deficit) at
 December 31, 2001     $      (368)   $ (433,437)  $  (433,805)





The Notes to Financial Statements are an integral part of these Statements.


URBAN IMPROVEMENT FUND LIMITED
(A Limited Partnership)

STATEMENTS OF CASH FLOWS




                                           Year ended December 31,
                                             2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                     $   (35,274)    $  (23,687)
  Adjustments to reconcile net income
   (loss) to net cash used by operating
   activities:
  Equity in net income of Local Limited
    Partnerships                              (21,332)      (36,554)
  Increase (decrease) in accounts pay-
    able, management fees payable and
    payable to affiliates                     (11,566)       13,067
      Total adjustments                       (32,898)      (23,487)
  Net cash used by operating
    Activities                                (68,172)      (47,174)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Current year distributions received           21,332       36,554
    Net cash provided by investing
       Activities                               21,332       36,554

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repay advance from affiliate                       0      (39,981)
  Partnership distributions                          0      (39,935)
    Net cash used by financing
      Activities                                     0      (79,916)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                             (46,840)     (90,536)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                   $  144,597   $  235,133

CASH AND CASH EQUIVALENTS AT END OF YEAR    $   97,757   $  144,597





The Notes to Financial Statements are an integral part of these Statements.



Note 1 - Organization and Accounting Policies

  Organization

Urban Improvement Fund Limited (the Partnership) was formed under the California Uniform Limited Partnership Act on February 22, 1972, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 5,830 units of limited partnership interest pursuant to a public offering of such units which terminated on December 31, 1972. The Partnership also issued five units of general partnership interest to Interfinancial Real Estate Management Company (the General Partner). For income tax and financial reporting purposes, profits and losses are allocated ..08659 percent to the General Partner and 99.91341 percent to the limited partners.

  Investment in Local Limited Partnerships

As of December 31, 2001, the Partnership had investments in two active real estate limited partnerships (Local Limited Partnerships). During 1999, the Partnership sold the Local Limited Partnerships, Angeles I and Angeles II. Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership Agreements, these investments are accounted for on the equity method (Note 4). The investment account represents the sum of the capital investment, advances and unamortized cost of acquisition less the Partnership's share of losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships after the Partnership's investment has been reduced to zero are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

Initial rent-up fees paid by the Partnership to the General Partner of the Local Limited Partnerships, deducted when paid for income tax purposes (Note 2), are capitalized as costs of acquisition of the Local Limited Partnerships and is included in the investment in Local Limited Partnership balance for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives (fifteen to thirty-five years) of the Local Limited Partnerships' properties. Amortization is discontinued when the investment is reduced to zero. There was no amortization during 2001 and 2000.

The Partnership has an investment in one limited partnership that sold its real estate during 1983. This partnership (Alms Hill Apartments, Ltd.) holds a note receivable for a portion of the sales proceeds. The sale of the property was recognized on the cost recovery method to first recognize the recovery of the asset

Note 1 - Organization and Accounting Policies - Continued

  Investment in Local Limited Partnerships - Continued

value, then recognize the gain as the proceeds are received. Interest will accrue at eighteen percent on the unpaid principal balance of $500,000. Unpaid interest and principal was due August 1, 1993. The due date was extended for an additional five-year term to August 1, 1998, at which time the due date was extended for an additional five year term through August 1, 2003. During the extension period, interest will accrue only to the extent of surplus cash payments. Payments after 1989 can only be made from cash flow of the Local Limited Partnership, as defined in its partnership agreement. No cash flow payments have been received by the Partnership.

The Partnership's equity in net income of the Local Limited
Partnerships is summarized as follows:

                                          2001       2000

Distributions received from Partnerships
 with zero investments:
  Lakewood Apartments                 $  8,054   $  8,054
  Angeles I                              6,689          0
  Angeles II                             6,589          0
  Villages                                   0     28,500

Equity in income of Local Limited
  Partnerships                        $ 21,332   $ 36,554

Significant accounting policies followed by the Local Limited
Partnerships are summarized in Note 4.

Taxes on Income

No provision for taxes on income is required in the financial statements since all taxable income or loss of the Partnership is allocated to the partners for inclusion in their respective tax returns.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," as amended by SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," requires disclosure of fair value information about significant financial instruments, when it is practicable to estimate that value and excessive costs would not be incurred. To estimate the fair value of the balances due to the General Partner, excessive costs would be incurred and, therefore, no estimate has been made. The Partnership believes that the carrying value of other assets and liabilities reported on the balance sheet that require such disclosure approximate fair value. See "Recent Accounting Pronouncements" below.

Note 1 - Organization and Accounting Policies - Continued

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas and major customers. The Partnership has only one reportable segment. Due to the very nature of the Partnership's operations, the General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Advances from General Partner

The General Partner made advances to the Partnership to fund operations of the Local Limited Partnerships in the early years of the Partnership. The advances are non-interest bearing and due on demand. The balance at December 31, 2001 and 2000 was $528,586.

Note 2 - Reconciliation Between Net Income (Loss) and Partners'
Capital (Deficit)
         For Financial Reporting Purposes and Income Tax Reporting
Purposes

A reconciliation of the Partnership's income (loss) for financial reporting purposes and the Partnership's income (loss) for income tax reporting purposes follows:

Note 2 - Reconciliation Between Net Income (Loss) and Partners'
Capital
      (Deficit) for Financial Reporting Purposes and Income Tax
      Reporting Purposes - Continued

                                              December 31,
                                          2001           2000
Net income (loss) for financial
  reporting purposes                 $   (35,274)   $   (23,687)
Equity in deductions taken by Local
  Limited Partnerships for income
  tax reporting purposes                 250,134        24,980
Other accrual adjustments                      0           633
Net income (loss) as reported on
  the federal income tax return      $   214,860   $     1,926

A reconciliation of partners' capital (deficit) for financial reporting purposes and partners' capital (deficit) for income tax reporting purposes follows:

                                             December 31,
                                          2001           2000
Partners' capital (deficit) for
  financial reporting purposes       $  (433,805)    $  (398,531)

Commissions and offering expenses
  capitalized for income tax report-
  ing purposes and charged to capital
  for financial reporting purposes       641,492         641,492

Equity in cumulative losses of Local
  Limited Partnerships for income tax
  reporting purposes in excess of
  losses for financial reporting
  purposes                            (1,178,389)     (1,428,523)

Partners' capital (deficit) as
  reported on the federal income
  tax return                         $  (970,702)    $(1,185,562)

The Partnership has received a ruling from the Internal Revenue Service that the basis of the limited partners' interests in the Partnership will include the Partnership's allocable share of basis resulting from mortgage debt of the Local Limited Partnerships under
Section 752 of the Internal Revenue Code.

Note 3- Management of Urban Improvement Fund Limited

Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000.) The Partnership recorded and paid an annual management fee expense of $40,000 per year for the years ended December 31, 2001 and 2000.

Note 3- Management of Urban Improvement Fund Limited - Continued

The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the limited partners' share of the proceeds has been distributed to them, (ii) the limited partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the limited partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect. No liquidation fees were paid to the General Partner during 2001 and 2000.

The General Partner of the Partnership is a corporation in which Paul H. Pfleger has a majority interest. Partnership Services, Inc.
(PSI), another corporation in which Paul H. Pfleger is a majority shareholder, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 2001 and 2000.

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method

The Partnership has ninety-five percent to ninety-nine percent interests in profits and losses of the Local Limited Partnerships. Investments in these Local Limited Partnerships were made in installments based typically on the stage of completion and/or occupancy.

Investments in and advances to the Local Limited Partnerships accounted for on the equity method are as follows:

                                         Equity In
                            Capital        Income
                         Contributions    (Losses)      Subtotal
December 31, 2001:

Lakewood Apts             $ (27,744)     $  (338,624) $  (366,368)
The Villages                 59,963       (1,005,301)    (945,338)

                         $   32,219     $ (1,343,925) $(1,311,706)

                           Equity In     Unamortized
                           Losses Not     Costs of
                            Recorded     Acquisition       Total

Lakewood Apts              $  302,661      $ 63,707       $      0
The Villages                  835,611       109,727              0

                           $1,138,272     $ 173,434       $      0


                                         Equity In
                            Capital        Income
                         Contributions    (Losses)        Subtotal
December 31, 2000:

Lakewood Apts           $  (19,690)    $  (411,068)    $  (430,758)
The Villages                59,963      (1,178,481)     (1,118,518)

                        $   40,273     $(1,589,549)    $(1,549,276)

                           Equity In     Unamortized
                           Losses Not     Costs of
                            Recorded     Acquisition       Total

Lakewood Apts             $  367,051     $   63,707       $      0
The Villages               1,008,791        109,727              0

                          $1,375,842     $  173,434       $      0

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued


The combined balance sheet of the Local Limited Partnerships accounted for on the equity method at December 31, 2001 and the related combined statements of operations, changes in partners capital (deficit), cash flows and selected footnote disclosures from the audited financial statements of the Local Limited Partnerships for the years ended December 31, 2001 and 2000 are summarized as follows:

COMBINED BALANCE SHEETS OF LOCAL LIMITED PARTNERSHIPS

December 31, 2001

Assets

Cash                                          $   125,332
Cash in escrow and other restricted funds         566,897
Accounts receivable                                28,030
Prepaid expenses                                   67,614
Other assets (net of accumulated amortization)     27,851
                                                  815,724

Property on the basis of cost - Note 5:
  Land                                            251,240
  Buildings and improvements                    5,076,954
		5,328,194
  Less accumulated depreciation                (4,667,414)
                                                  660,780

                                              $ 1,476,504


Liabilities and Partners' Capital (Deficit)

Mortgage notes payable - Note 6               $ 2,678,094
Accounts payable and accrued expenses             101,913
Tenants' security and other deposits               55,671
                                                2,835,678

Partners' capital (deficit) per
  accompanying statements                      (1,359,174)

                                              $ 1,476,504

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

COMBINED STATEMENTS OF OPERATIONS OF LOCAL LIMITED PARTNERSHIPS

                                   Year Ended December 31
                                   2001              2000
REVENUE:
  Net rental income             $2,275,846        $2,130,343
  Financial income                  21,890            21,548
  Other income                      45,873            43,120
    Total revenue                2,343,609         2,195,011

EXPENSES:
  Administrative                   377,505           397,271
  Utilities                        568,551           505,803
  Operating                        686,498           815,480
  Taxes and insurance              269,471           231,653
  Financial                        125,773           133,584
  Depreciation and amortization     54,949            55,577
  Other                              2,310             2,076
  Total expenses                 2,085,057         2,141,444

Net income                      $  258,552        $   53,567


COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
OF LOCAL LIMITED PARTNERSHIPS

                       Urban
                    Improvement    Other
                       Fund       Limited      General
                      Limited     Partners     Partners     Total

Partners' capital
 (deficit) at
 January 1, 2000   $(1,563,611)  $ (43,962)  $ (17,284) $(1,624,857)

Net income - 2000       50,889         375       2,303       53,567

Distributions - 2000   (36,554)       (982)       (682)     (38,218)

Partners' capital
 (deficit) at
 December 31, 2000  (1,549,276)    (44,569)    (15,663)  (1,609,508)

Net income - 2001      245,624       6,232       6,696      258,552

Distributions - 2001    (8,054)        (82)        (82)      (8,218)

Partners' capital
 (deficit) at
 December 31, 2001 $(1,311,706)  $ (38,419)   $ (9,049) $(1,359,174)

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued


STATEMENTS OF CASH FLOWS OF LOCAL LIMITED PARTNERSHIPS

                                            Year Ended December 31,
                                                2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                $  258,552   $   53,567
  Adjustments to reconcile net income
    to net cash provided by operating
     activities:
      Loss (gain) on sale of assets                  0       12,601
      Depreciation and amortization             54,949       55,577
      Decrease (increase) in escrows
        and  other restricted funds,
        receivables, prepaid expenses
        and other assets                       (94,375)    (139,200)
      Increase (decrease) in accounts pay-
        able, accrued expenses, tenant
        security deposit liability and
        other liabilities                      (14,679)      39,113
          Total adjustments                    (54,105)     (31,909)
  Net cash provided by operating
    Activities                                 204,447       21,658

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               0      (28,650)
  Proceeds from sale of capital expenditures         0       22,424
  Net cash provided (used) by
    investing activities                             0       (6,226)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Mortgage principal payments                 (155,081)    (144,626)
  Distributions paid                            (8,218)     (38,218)
  Net cash provided (used) by
    financing activities                      (163,299)    (182,844)

NET INCREASE (DECREASE) IN CASH                 41,148     (167,412)

CASH BALANCE AT BEGINNING OF YEAR               84,184      251,596

CASH BALANCE AT END OF YEAR                 $  125,332   $   84,184


SUPPLEMENTAL INFORMATION REGARDING INTEREST
  PAYMENTS IS AS FOLLOWS:
    Interest paid                           $   54,949   $  127,043

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

A reconciliation between combined net income for financial reporting purposes and the combined net income for income tax reporting purposes follows:

                                            Year Ended December 31,
                                              2001           2000
Combined net income for financial
  reporting purposes                       $  258,552     $   53,567

Differences between depreciation
  for income tax reporting purposes
  and depreciation for financial
  reporting purposes                           13,973        (4,975)

Accrual adjustments for financial
  reporting purposes                          (4,198)	       14,021

Combined net income as reported on
  the federal income tax returns          $  268,327     $   62,613

A reconciliation of combined partners' capital (deficit) for financial reporting purposes and combined partners' capital
(deficit) for income tax reporting purposes follows:

                                           Year Ended December 31,
                                            2001            2000
Combined partners' capital (deficit)
  for financial reporting purposes      $(1,359,174)    $(1,609,508)

Carrying costs during construction
  capitalized for financial reporting
  purposes, excess of depreciation for
  income tax reporting purposes and
  accrual adjustments for financial
  reporting purposes                       (128,449)       (159,406)

Combined partners' capital (deficit)
  as reported on the federal income
  tax returns                           $(1,487,623)    $(1,768,914)

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

  Cost of Buildings

For financial reporting purposes, the Local Limited Partnerships generally capitalized all project costs, including payments to the general partners, taxes, carrying costs and operating expenses offset by incidental rental income, up to the cutoff date for cost certification purposes. For income tax reporting purposes, certain of these amounts were deducted when paid (Note 5).

  Depreciation and Amortization

For financial statement purposes, depreciation is generally computed using the straight-line method over useful lives of twenty-five to thirty-five years, from the date of completion of the building or rehabilitation. For income tax reporting purposes, buildings are depreciated over generally shorter periods on various accelerated methods.

Certain expenses related to organization of the Local Limited
Partnerships have been deferred and are being amortized for financial statement purposes using the straight-line method over periods of twenty to forty years (Note 5).

  Mortgage Notes Payable

Lakewood Apartments and The Villages have mortgages which are insured by the Department of Housing and Urban Development (HUD) totaling $2,678,094 at December 31, 2001. The mortgage notes payable are secured by deeds of trust on rental property and bear interest at the rate of seven percent per annum. The mortgages will generally be repaid in monthly installments of principal and interest of $29,041 over periods of forty years. HUD makes interest assistance payments on one of the mortgages insured under Section 236 which effectively reduce the mortgage payments to those required for mortgages carrying a one percent interest rate (Note 6).

The scheduled principal reductions for the next five years are as follows:

                    2002              $  166,292
                    2003                 178,313
                    2004                 191,203
                    2005                 205,026
                    2006                 219,847
                    Beyond             1,717,413

                                      $2,678,094


Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

  National Approved housing Act Subsidies and Restrictions

Under terms of the regulatory agreements with HUD, the two Local Limited Partnerships cannot make cash distributions to partners of the Local Limited Partnerships in excess of six percent per annum of stated equity in the respective projects. Such distributions are cumulative but can only be paid from "surplus cash," as defined in the agreements. The Local Limited Partnerships must deposit all cash in excess of the distributable amounts into residual receipts funds which are under the control of the mortgagees, and from which disbursements must be approved by HUD. As of December 31, 2001, approximately $233,000 could be paid to partners of Lakewood Apartments and The Villages as surplus cash becomes available.

Under terms of the regulatory agreements, the Local Limited Partnerships are required to make monthly deposits into replacement funds which are under the control of the mortgagees. Such deposits commence with the initial principal payments on the mortgage loans. Expenditures from the replacement funds must be approved by HUD.

The Local Limited Partnerships have entered into Section 8 contracts with HUD to provide financial assistance to qualified tenants of the apartment units. Under terms of these contracts, HUD will pay a portion of the rent on behalf of qualified tenants. The maximum dollar amount of these payments is limited by HUD. A substantial portion of rental income is collected through these contracts. During 2001 and 2000, the Local Limited Partnerships received $1,642,388 and $1,607,245, respectively, in rent supplement and
Section 8 funds. The contracts expire through 2004. Renewal is subject to HUD approval.

  Management

The Local Limited Partnerships have entered into property management contracts with various agents under which the agents are paid property management fees equal to a percent of the gross revenues of the respective projects plus a bookkeeping fee. The agents are affiliated with the general partners of the Local Limited Partnerships. Details of the management contracts are as follows:

                         Percent of     2001       Affiliate of
    Partnership    	   Revenue    Expense    General Partner

Lakewood Apartments       11.52%      $ 72,422          Yes
The Villages               6.00%      $115,523          Yes

Additionally during 2001, the General Partner of The Villages received a construction management fee of $85,000 in connection with an insured fire claim.

Note 5 - Real Estate and Accumulated Depreciation of Local
 Limited Partnerships in which Urban Improvement Fund Limited has an Investment

                                           Buildings
   Description                                and
   Partnership                     Land      Improvement       Total
Location           No. of Units

Lakewood Apartments
  Vinton, Virginia     108      $ 59,882   $ 1,744,700   $ 1,804,582

The Villages, Ltd.
  Waco, Texas          250       191,358     3,332,254     3,523,612

                                $251,240   $ 5,076,954   $ 5,328,194

                                                      Date of
   Description                      Accumulated    Completion of
   Partnership                      Depreciation   Construction
Location           No. of Units

Lakewood Apartments
  Vinton, Virginia     108      	$ 1,523,429        1974

The Villages, Ltd.
  Waco, Texas          250            3,143,985        1974

                                    $ 4,667.414

                                                    Life in Which
                                                    Depreciation
                                                     in latest
                                                       Income
         Description                  Date            Statement
         Partnership                 Acquired         is Computed
Location             No. of Units

Lakewood Apartments
  Vinton, Virginia      108             1972         3 to 35 years

The Villages, Ltd.
  Waco, Texas           250             1972         6 to 25 years

                        Buildings &      Total     Accumulated
               Land     Improvement      Cost      Depreciation

Balance at
 January 1,
 2000      $ 251,240   $ 5,089,057   $ 5,340,297   $ 4,566,785

Acquisitions       0        28,650        28,650             0
Dispositions       0       (40,753)      (40,753)       (5,728)
Depreciation
  Expense          0             0             0        53,493

Balance at
 December 31,
 2000        251,240     5,076,954     5,328,194    4,614,550

Acquisitions       0             0             0            0
Dispositions       0             0             0            0
Depreciation
  expense          0             0             0       52,864

Balance at
  December 31,
  2001     $ 251,240   $ 5,076,954   $ 5,328,194  $ 4,667,414

Note 6 - Encumbrances of Local Limited Partnerships in which
Urban Improvement Fund Limited has an Investment

                                     Outstanding  Gross    Net
Description                           Mortgage  Interest Interest
Partnership/Location   No. of Units   Balance     Rate     Rate

Lakewood Apartments  108 apartments  $1,038,460   7.00%    1.00%
  Vinton, Virginia
The Villages         250 apartments   1,639,634   7.00%    7.00%
  Waco, Texas
                                     $2,678,094

                          Gross         Interest         Net
Partnership/Location     Payment        Subsidy        Payment

Lakewood Apartments     $  10,197     $  (10,370)     $    (173)
  Vinton, Virginia
The Villages               18,844              0         18,844
  Waco, Texas
                        $  29,041     $  (10,370)     $  18,671

                           Maturity      Balloon at       Insured
Partnership/Location        Date         Maturity          By

Lakewood Apartments        Nov 2014       $     0           HUD
  Vinton, Virginia
The Villages               Jul 2016             0           HUD
  Waco, Texas

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

PART IV

Item 8.  Directors and Executive Officers of the Issuer

(a) The General Partner of the Issuer is Interfinancial Real
Estate
(b) Management Company. The Issuer does not have directors as such. The following is a listing of the Directors of the General Partner of the Issuer. These Directors are elected to serve one-year terms and until their successors are duly elected and qualified as directors.

      Name           Age           Office

Paul H. Pfleger      67      Director/President
John M. Orehek       48      Director/Senior Vice President

The General Partner of the Issuer is Interfinancial Real Estate Management Company. The Issuer does not have executive officers as such. The following is a listing of the executive officers of the General Partner of the Issuer. These executive officers are elected to serve one-year terms and will continue to serve until their successors are duly elected and qualified as executive officers.

       Name         Age            Office

Paul H. Pfleger     67      Chairman of the Board
John M. Orehek      48      Senior Vice President
Michael Fulbright   48      Secretary

(b)	The Issuer has no employees.
(c)	There are no family relationships between any directors or
executive officers.

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

John M. Orehek, Senior Vice President. Mr. Orehek is the Chief Executive Officer and President of Security Properties Investment Inc. From 1982 to 1987, he was employed by Security Properties Inc.
(SPI) as President of First Columbia Corporation, its affiliated broker/dealer, and Senior Vice President of SPI. From 1987 to 1991, when he rejoined SPI, he was President of Hallmark Capital Partners,
Item 8.  Directors and Executive Officers of the Issuer - Continued

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

(d)	Section 20 of the Amended Certificate and Agreement of Limited
Partnership of the Issuer provides for the indemnification of the General Partner and its designees and nominees against liability resulting from errors in judgment or any acts or omissions, whether or not disclosed, unless caused by a breach of fiduciary duty of such parties to the Issuer or its limited partners. None of the officers or directors of the General Partner of the Issuer have filed a petition under the federal bankruptcy laws or any state insolvency act, nor have they been engaged in any acts over the past five years that would impair their ability or integrity as directors or executive officers of the General Partner of the Issuer.

Item 9.  Executive Compensation

(a)	The Issuer does not pay any salary or other remuneration to
the officers of the General Partner of the Issuer.

(b)	The Issuer has no plan or arrangement to pay any salary or
other remuneration to the officers in the future.

(c)	There are no options, warrants, rights or any other such
remuneration available to the General Partner of the Issuer.

(d)	The Issuer will not pay any salary or other remuneration to
the directors of the General Partner of the Issuer.

(e)	There are no retirement benefit plans or other remuneration
that would result from the resignation, retirement, termination or any other change in control of any officer or director of the General Partner of the Issuer.

Item 10.  Security Ownership of Certain Beneficial Owners and
Management
Security Ownership of Certain Beneficial Owners
Holders -
 Title of         Name & Address of   Amount and Nature of    % of
  Class           Beneficial Owner    Beneficial Ownership   Class

General Partner   Interfinancial Real       5 Units           100%
 Interest         Estate Management Co.     ($5,000)
                  1201 Third Avenue,
                  Suite 5400
                  Seattle, Washington 98101-3076

Interfinancial Real Estate Management Company owned 201.25 units of limited partnership interest at December 31, 2001. An affiliate of the General Partner owns 118 units of limited partnership interest.

No officers or directors of the General Partner of the Issuer own a Partnership interest.

No change in control of the Issuer is anticipated.

Item 11.  Certain Relationships and Related Transactions

There are no transactions in which the directors or officers of the General Partner or security holder of the Issuer have a material interest.

There is no indebtedness of the management of the General Partner of the Issuer to the Issuer, except as follows:

The Partnership paid management fees of $40,000 per year to the general partner.

The General Partner made advances to the Partnership to fund operations of Local Limited Partnerships in the early years of the Partnership. The advances are non-interest bearing and due on demand. The balance at December 31, 2001 and December 31, 2000 was $528,586.

There were no other transactions which officers or directors of the general partner had an interest.

Item 12.  Exhibits and Reports on Form 8-K

(a) Exhibits

Report on Form 8-K filed during the first quarter of 2002 - Change of Accountants

Letter from former accountant, addressed to the Commission stating that they agree with the statements made by the Partnership in the Form 8-K.

	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed, on its behalf by the undersigned, thereunto duly authorized.


(ISSUER)  URBAN IMPROVEMENT FUND LIMITED - 1972
          BY:  INTERFINANCIAL REAL ESTATE MANAGEMENT COMPANY



By:  /s/Paul H. Pfleger                   Date:  August 1, 2002
     Paul H. Pfleger
     Director/President
     Interfinancial Real Estate Management Company




By:  /s/John M. Orehek                    Date:  August 1, 2002
     John M. Orehek
     Director/Senior Vice President
     Interfinancial Real Estate Management Company


Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.




By:  /s/Paul H. Pfleger
     Paul H. Pfleger, Director/President     Date  August 1, 2002
     Interfinancial Real Estate Management Company




By:  /s/John M. Orehek
John M. Orehek, Director/Senior Vice President Date August 1, 2002 Interfinancial Real Estate Management Company.

Form 8-K - CURRENT REPORT

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 8-K


CURRENT REPORT


Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Date of Report: February 8, 2002

Urban Improvement Fund Limited - 1972
(Exact name of registrant as specified in its charter)


     California	2-43162	95-6448384
     (State or other jurisdiction  (Commission (I.R.S. Employer
     of incorporation)   File Number)            Identification
                           Number)


1201 Third Avenue
Suite 5400
Seattle, Washington 98101
(Address of principal executive offices)


Registrant's telephone number, including area code (864) 239-1000

N/A

(Former address, if changed since last report)





Item 4.    Changes in Registrant's Certifying Accountant


As of February 8, 2002, Smith & Radigan, Certified Public Accountants, LLC, the independent accountant previously engaged as the principal accountant to audit the financial statements of Urban Improvement Fund Limited - 1972 (the "Registrant" or the "Partnership"), was terminated. As of the same date, the firm of Kenneth W. Bryant, CPA was engaged to provide the service for the Registrant.

The audit reports of Smith & Radigan, Certified Public Accountants, LLC on the financial statements of the Partnership as of and for the years ended December 31, 2000 and 1999 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

Kenneth W. Bryant was a partner in Smith & Radigan, Certified Public Accountants, LLC while they were the principal auditors of the Registrant. Kenneth W. Bryant has formed a new firm and has been engaged as the principal auditor of the Registrant.

During the Partnership's two most recent fiscal years and any subsequent interim period preceding the change, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

The Registrant has provided a copy of this disclosure to the former accountant, and the Registrant requested that the former accountant furnish the Registrant with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Registrant, and, if not, stating the respects in which it does not agree. A copy of the former accountant's response indicating agreement is included as an exhibit to this report.

Item 7.	Financial Statements and Exhibits

	(c)	Exhibits

16.1 Letter dated February 8, 2002 from the former accountant regarding its concurrence with the statements made by the Registrant in this Current Report.


SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



URBAN IMPROVEMENT FUND LIMITED - 1972
	(Registrant)
By:	Interfinancial Real Estate Management
Company, General Partner




/s/Michael Fulbright
(Signature)
By:  Michael Fulbright, Secretary




/s/John M. Orehek
(Signature)
By:  John M. Orehek, Senior Vice President


Date:	February 8, 2002


Exhibit 16.1





February 8, 2002



Office of the Chief Accountant
Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Dear Sir/Madam:

We have read Item 4 included in the Form 8-K dated February 8, 2002 of Urban Improvement Fund Limited - 1972 filed with the Securities and Exchange Commission and are in agreement with the statements contained therein.

Very truly yours,




SMITH & RADIGAN, CERTIFIED PUBLIC ACCOUNTANTS, LLC
Atlanta, Georgia

/s/Timothy P. Radigan
   Timothy P. Radigan