Form 10QSB
period 2002-03-31
URBAN IMPROVEMENT FUND LIMITED 1972
filed 2002-08-01
CIK 850453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

BALANCE SHEETS

URBAN IMPROVEMENT FUND LIMITED - 1972
(A Limited Partnership)




ASSETS

                                 March 31,     December 31,
                                   2002           2001

Cash                           $    90,868    $    97,757

Total Assets                   $    90,868    $    97,757




LIABILITIES AND PARTNERS' - (DEFICIT)

Accounts payable                         0    $     2,334

Management fee payable              10,000              0

Advance from General Partner       528,586        528,586

Distribution payable                   642            642

Total Liabilities                  539,228        531,562

Partners' (Deficit):
General Partner - 5 Partnership
 Units authorized, issued and
 Outstanding                          (380)          (368)

 Limited Partners - 5,830
 Partnership units
 authorized, issued and
 outstanding                      (447,980)      (433,437)
                                  (448,360)      (433,805)

Total Liabilities and
 Partners'(deficit)            $    90,868    $    97,757






















Unaudited.  See accompanying notes.

CAPITALIZATION AND PARTNERS' (DEFICIT)

URBAN IMPROVEMENT FUND LIMITED - 1972
(A Limited Partnership)




                                          March 31,    December 31,
                                            2002           2001
General Partner Interest -
 5 Partnership units issued
 and outstanding                        $     5,000    $     5,000

Limited Partners' Interest -
 5,830 Partnership units issued
 and outstanding                          5,830,000      5,830,000

Total                                     5,835,000      5,835,000

Offering Expenses                          (641,492)      (641,492)

Distributions to partners                  (861,150)      (861,150)

Accumulated loss through
December 31, 2001                        (4,766,163)    (4,766,163)

Loss for the three-month period
ended March 31, 2002                        (14,555)            0
                                         (6,283,360)   (6,268,805)

Partners' (deficit)
at end of period                        $  (448,360)  $  (433,805)














Unaudited.  See accompanying notes

STATEMENTS OF INCOME

URBAN IMPROVEMENT FUND LIMITED - 1972
(A Limited Partnership)


                                          For the Three-Month
                                             Period Ended
                                                March 31,
                                           2002          2001

Revenues                               $     429      $   1,844

Cost and expenses:

Professional fees                          3,580          4,000

Management fee                            10,000         10,000

Other expense                              1,404              0
                                          14,984         14,000

Loss before equity
 in loss of Local
 Limited Partnerships                    (14,555)       (12,156)

Equity in loss of
 Local Limited
 Partnerships                                  0              0

Net loss                              $  (14,555)     $ (12,156)

Allocation of Net Loss:

Net loss allocated to
 General Partner                      $      (12)     $     (10)

Net loss allocated to
 Limited Partners                        (14,543)       (12,146)

                                      $  (14,555)     $ (12,156)

Net loss allocated to
 Limited Partners per
Limited  Partnership
 Unit (5,830 units
 outstanding at March 31,
 2002 and 2001)                       $       (2)     $      (2)










Unaudited.  See accompanying notes


STATEMENTS OF CASH FLOWS

URBAN IMPROVEMENT FUND LIMITED - 1972
(A Limited Partnership)


                                             For the Three-Month
                                                Period Ended
                                                   March 31,
                                              2002           2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                  $ (14,555)     $ (12,156)
Adjustments to reconcile net
 loss to net cash used by
 operating activities:
  Increase (decrease) in accounts
  payable, management fees payable
  and payable to affiliates                   7,666           100
   Total adjustments                          7,666           100

  Net cash provided (used) by
    operating activities                     (6,889)      (12,056)

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                        (6,889)      (12,056)

CASH BALANCE AT BEGINNING OF PERIOD          97,757       144,597

CASH BALANCE AT END OF PERIOD             $  90,868     $ 132,541





















Unaudited.  See accompanying notes.

NOTES TO SUMMARIZE FINANCIAL INFORMATION
March 31, 2002

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

Note 2 - Method of Accounting - As of March 31, 2002, the Partnership has investments in two active real estate limited partnerships (Local Limited Partnerships); Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at March 31, 2002 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

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

Advances from General Partner

The General Partner made advances to the Partnership to fund operations of the Local Limited Partnerships in the early years of the Partnership. The advances are non-interest bearing and due on demand. The balance March 31, 2002 and December 31, 2001 was $528,526.

Note 3 - Management of Urban Improvement Fund Limited - Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000. The Partnership recorded and paid an annual management fee expense of $40,000 for the year ended December 31, 2001 and accrued $10,000 at March 31, 2002.

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

Note 4 - Investments in Local Limited Partnerships - As of March 31, 2002, the Partnership has investments in two active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment, advances and unamortized costs of acquisition less the Partnership's share of losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership.

The Partnership has an investment in one Limited Partnership that sold its real estate during 1984. This Partnership (Alms Hill
Apartments, Ltd.) holds a note receivable for a portion of the sales proceeds.

The investment in Local Limited Partnerships is comprised of:

                                March 31, 2002    December 31, 2001

Capital contributions            $   556,642      $   556,642
  Distributions                     (524,423)        (524,423)
  Equity in loss                    (205,653)        (205,653)
  Advances                                 0                0
Unamortized costs of acquisitions    173,434          173,434
                                 $         0      $        0

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

During the period 2001, cash distributions from Local Limited Partnerships totaled $21,332. These funds were utilized to fund operations and repay General Partner Advances. The General Partner anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

At March 31, 2002 and December 31, 2001, the Partnership had advances from the General Partner of $528,586. The Partnership has used excess cash to repay management fees and these types of obligations in the past, and the General Partner expects to continue making payments as cash is available.

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

PART II - OTHER INFORMATION

Item 3 - Change In and Disagreements with Accountants on Accounting and Financial Disclosure

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

Items 1 through 3 not applicable

Item 4 - Exhibits and Reports on Form 8-K

(a) Exhibits

Report on Form 8-K filed during the first quarter of 2002 - Change of Accountants

Letter from former accountant, addressed to the Commission stating that they agree with the statements made by the Partnership in the Form 8-K.



SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







URBAN IMPROVEMENT FUND LIMITED - 1972
(Issuer)
By:  Interfinancial Real Estate Management
Company, General Partner



Date  August 1, 2002      /s/Michael Fulbright
                               (Signature)
                          By:  Michael Fulbright, Secretary



Date  August 1, 2002       /s/John M. Orehek
                              (Signature)
                          By: John M. Orehek, Senior Vice President


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