Form 10QSB
period 2002-06-30
URBAN IMPROVEMENT FUND LIMITED 1972
filed 2002-08-01
CIK 850453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

1201 Third Avenue, Suite 5400, Seattle, Washington 98101-3076
     (Address of principal executive offices)       ZIP code)

Issuer's telephone number, including area code: (206) 622-9900


     Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90
days.  Yes   XX    No .


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

BALANCE SHEETS

	URBAN IMPROVEMENT FUND LIMITED - 1972
	(A Limited Partnership)




	ASSETS



	June 30,	December 31,
	   2002    	   2001

Cash				$    88,992	$    97,757

	Total Assets	$    88,992	$    97,757



	LIABILITIES AND PARTNERS' - (DEFICIT)

Accounts payable	$     4,000	$     2,334

Management fee payable 	10,000	0

Advance from General Partner	528,586	528,586

Distribution payable	        642	        642

Total Liabilities	543,228	531,562

Partners' (Deficit):
General Partner - 5 Partnership units
    authorized, issued and outstanding	(385)	(368)

  Limited Partners - 5,830 Partnership units
    authorized, issued and outstanding	   (453,851)	   (433,437)
 				   (454,236)	   (433,805)

Total Liabilities and Partners'(deficit)	$    88,992	$    97,757





















Unaudited.  See accompanying notes.

	CAPITALIZATION AND PARTNERS' (DEFICIT)

	URBAN IMPROVEMENT FUND LIMITED - 1972
	(A Limited Partnership)




	June 30,	December 31,
	   2002    	   2001
General Partner Interest - 5 Partner-
ship units issued and outstanding	$     5,000	$     5,000

Limited Partners' Interest - 5,830
Partnership units issued and
outstanding	  5,830,000	  5,830,000

Total	5,835,000	5,835,000

Offering Expenses	(641,492)	(641,492)

Distributions to partners	(861,150)	(861,150)

Accumulated loss through
December 31, 2001	(4,766,163)	(4,766,163)

Loss for the six-month period
ended June 30, 2002	    (20,431)	          0
	 (6,289,236)	 (6,268,805)

Partners' (deficit) at end of period	$  (454,236)	$  (433,805)




























Unaudited.  See accompanying notes

STATEMENTS OF INCOME

	URBAN IMPROVEMENT FUND LIMITED - 1972
(A Limited Partnership)



	For the Three-Month	For the Six-Month
	      Period Ended      	      Period Ended
	        June 30,       	        June 30,
	   2002  	   2001  	   2002  	   2001

Revenues								$     169	$  14,856	$     429	$  16,700

Cost and expenses:

Professional fees			4,000	4,000	7,580	8,000

Management fee					10,000	10,000	20,000	20,000

Other expense					        1	      800	    1,236	      800
											14,001	14,800	28,816	28,800

Loss before equity in loss of
	Local Limited Partnerships	(13,832)	56	(28,387)	(12,100)

Equity in income of Local Limited
Partnerships						    7,956	    8,054	    7,956	    8,054

Net loss								$  (5,876)	$   8,110	$ (20,431)	$  (4,046)

Allocation of Net Loss:

Net loss allocated to
	General Partner			(5)	8	(20)	(4)

Net loss allocated to
	Limited Partners			   (5,871)	    8,102	  (20,411)	   (4,042)

											$  (5,876)	$   8,110	$ (20,431)	$  (4,046)

Net loss allocated to Limited
	Partners per Limited  Partner-
	ship Unit (5,830 units out-
	standing at June 30, 2002
	and 2001)						$      (1)	$      (1)	$     (3)	$      (1)





Unaudited.  See accompanying notes
STATEMENTS OF CASH FLOWS

URBAN IMPROVEMENT FUND LIMITED - 1972
(A Limited Partnership)



	For the Three-Month	For the Six-Month
	      Period Ended     	      Period Ended
	        June 30,       	        June 30,
											   2002   	   2001   	   2002   	   2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$  (5,876)	$   8,110	$ (20,431)	$  (4,046)
Adjustments to reconcile net
income to net cash used by
operating activities:
Equity in income of local
limited partnerships	(7,956)	(8,054)	(7,956)	(8,054)
Increase (decrease) in
accounts payable, manage-
ment fees payable and
payable to affiliates	    4,000	    4,000	   11,666	    4,100
  Total adjustments	   (3,956)	   (4,054)	    3,710	   (3,954)

    Net cash used by
      operating activities	   (9,832)	    4,056	  (16,721)	   (8,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions				    7,956	     8,054	    7,956	    8,054
    Net cash provided by
      investing activities	7,956	8,054	7,956	8,054

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS			(1,876)	12,110	(8,765)	54

CASH BALANCE AT BEGINNING OF
PERIOD								   90,868	   132,541	   97,757	   144,597

CASH BALANCE AT END OF PERIOD	$  88,992	$  144,651	$  88,992	$  144,651













Unaudited.  See accompanying notes.

NOTES TO SUMMARIZE FINANCIAL INFORMATION
June 30, 2002

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

Note 2 - Method of Accounting - As of June 30, 2002, the Partnership has investments in two active real estate limited partnerships (Local Limited Partnerships); Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at June 30, 2002 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

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

Advances from General Partner

The General Partner made advances to the Partnership to fund operations of the Local Limited Partnerships in the early years of the Partnership. The advances are non-interest bearing and due on demand. The balance at June 30, 2002 and December 31, 2001 was $528,586.

Note 3 - Management of Urban Improvement Fund Limited - Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000. The Partnership recorded and paid an annual management fee expense of $40,000 for the year ended December 31, 2001. As of June 30, 2002, the Partnership has recorded management fee expense of $20,000 and paid $10,000 to the General Partner.

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

Note 4 - Investments in Local Limited Partnerships - As of June 30, 2002, the Partnership has investments in two active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment, advances and unamortized costs of acquisition less the Partnership's share of losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership.

The Partnership has an investment in one Limited Partnership that sold its real estate during 1984. This Partnership (Alms Hill
Apartments, Ltd.) holds a note receivable for a portion of the sales proceeds.

The investment in Local Limited Partnerships is comprised of:

			June 30, 2002	December 31, 2001
Capital contributions	$   556,642	$   556,642
	Distributions	(532,379)	(524,423)
	Equity in loss	(197,697)	(205,653)
Advances	0	0
Unamortized costs of acquisitions	    173,434	   173,434
		$         0	$        0

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

During the period 2001, cash distributions from Local Limited Partnerships totaled $21,332 in 2001. As of June 30, 2002, cash distributions from Local Limited Partnerships totaled $7,956. These funds were utilized to fund operations and repay General Partner Advances. The General Partner anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

At June 30, 2002 and December 31, 2001, the Partnership had advances from the General Partner of $528,586. At June 30, 2002, the Partnership had management fees payable to the General Partner of $10,000. The Partnership has used excess cash to repay management fees and these types of obligations in the past, and the General Partner expects to continue making payments as cash is available.

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