Form 10QSB
period 2002-09-30
URBAN IMPROVEMENT FUND LIMITED 1972
filed 2002-10-30
CIK 850453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

BALANCE SHEETS

URBAN IMPROVEMENT FUND LIMITED - 1972
(A Limited Partnership)




ASSETS



                                September 30,    December 31,
                                    2002             2001

Cash                             $    56,974    $    97,757

Total Assets                     $    56,974    $    97,757


LIABILITIES AND PARTNERS' - (DEFICIT)

Accounts payable                 $         0    $     2,334

Advance from General Partner         528,586        528,586

Distribution payable                     642            642

Total Liabilities                    529,228        531,562

Partners' (Deficit):
General Partner - 5 Partnership
 units authorized, issued and
 outstanding                            (400)          (368)

Limited Partners - 5,830 Partner-
 ship units authorized, issued
 and outstanding                    (471,854)      (433,437)
                                    (472,254)      (433,805)

Total Liabilities and
 Partners'(deficit)              $    56,974    $    97,757




Unaudited.  See accompanying notes.

CAPITALIZATION AND PARTNERS' (DEFICIT)

URBAN IMPROVEMENT FUND LIMITED - 1972
(A Limited Partnership)




                                     September 30,   December 31,
                                         2002            2001
General Partner Interest -
 5 Partnership units issued
 and outstanding                     $     5,000    $     5,000

Limited Partners' Interest -
 5,830 Partnership units
 issued and outstanding                5,830,000      5,830,000

Total                                  5,835,000      5,835,000

Offering Expenses                       (641,492)      (641,492)

Distributions to partners               (861,150)      (861,150)

Accumulated loss through
December 31, 2001                     (4,766,163)    (4,766,163)

Loss for the nine-month period
 ended September 30, 2002                (38,449)             0
                                      (6,307,254)    (6,268,805)

Partners' (deficit) at end
 of period                           $  (472,254)   $  (433,805)






Unaudited.  See accompanying notes

STATEMENTS OF INCOME

URBAN IMPROVEMENT FUND LIMITED - 1972
(A Limited Partnership)



                     For the Three-Month     For the Nine-Month
                        Period Ended            Period Ended
                        September 30,           September 30,
                       2002      2001        2002          2001

Revenues          $     146   $   1,093   $     575    $  17,793

Cost and expenses:

Professional fees     8,137       9,000      15,717       17,000

Management fee       10,000      10,000      30,000       30,000

Other expense            28         634       1,263        1,434
                     18,165      19,634      46,980       48,434

Loss before
 Equity in
 loss of Local
 Limited
 Partnerships       (18,019)    (18,541)    (46,405)     (30,641)

Equity in
 income of
 Local Limited
 Partnerships             0           0       7,956        8,054

Net loss          $ (18,019)  $ (18,541)  $ (38,449)   $ (22,587)

Allocation of
 Net Loss:

Net loss
 allocated to
 General Partner        (15)        (16)        (34)         (20)

Net loss
 allocated to
 Limited Partners    (18,004)   (18,525)    (38,415)     (22,567)

                   $ (18,019) $ (18,541)  $ (38,449)   $ (22,587)

Net loss
 allocated to
 Limited Partners
 per Limited
 Partnership Unit
 (5,830 units out-
 standing at
 September 30,
 2002 and 2001)    $      (3) $      (3)   $     (7)   $      (4)



Unaudited.  See accompanying notes

STATEMENTS OF CASH FLOWS

URBAN IMPROVEMENT FUND LIMITED - 1972
(A Limited Partnership)



                    For the Three-Month      For the Nine-Month
                       Period Ended             Period Ended
                       September 30,            September 30,
                    2002         2001         2002         2001
CASH FLOWS FROM
 OPERATING
 ACTIVITIES:
  Net income
  (loss)        $ (18,019)   $ (18,541)   $ (38,449)   $ (22,587)
Adjustments to
 reconcile net
 income to net
 cash used by
 operating
 activities:
  Equity in
 income of
 local limited
 partnerships           0            0       (7,956)      (8,054)
Increase
 (decrease)
 in accounts
 payable,
 management
 fees payable
 and payable
 to affiliates    (13,999)       (8,000)     (2,334)      (3,900)
Total
 Adjustments      (13,999)       (8,000)    (10,290)     (11,954)

Net cash
 used by
 operating
 activities       (32,018)      (26,541)    (48,739)     (34,541)

CASH FLOWS
 FROM INVESTING
 ACTIVITIES:
  Distributions         0             0       7,956        8,054
  Net cash
 provided by
 investing
 activities             0             0       7,956        8,054

NET INCREASE
 (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS      (32,018)      (26,541)    (40,783)     (26,487)

CASH BALANCE
 AT BEGINNING
 OF PERIOD         88,992       144,651      97,757      144,597

CASH BALANCE
 AT END
 OF PERIOD      $  56,974    $  118,110   $  56,974   $  118,110




Unaudited.  See accompanying notes.



NOTES TO SUMMARIZE FINANCIAL INFORMATION
September 30, 2002

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

Note 2 - Method of Accounting - As of September 30, 2002, the Partnership has investments in two active real estate limited partnerships (Local Limited Partnerships); Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at September 30, 2002 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

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

Advances from General Partner

The General Partner made advances to the Partnership to fund operations of the Local Limited Partnerships in the early years of the Partnership. The advances are non-interest bearing and due on demand. The balance at September 30, 2002 and December 31, 2001 was $528,586.

Note 3 - Management of Urban Improvement Fund Limited - Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000. The Partnership recorded and paid an annual management fee expense of $40,000 for the year ended December 31, 2001. As of September 30, 2002, the Partnership has recorded and paid management fees of $30,000.

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

Note 4 - Investments in Local Limited Partnerships - As of September 30, 2002, the Partnership has investments in two active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method.
The investment account represents the sum of the capital investment, advances and unamortized costs of acquisition less the Partnership's share of losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership.

The Partnership has an investment in one Limited Partnership that sold its real estate during 1984. This Partnership (Alms Hill
Apartments, Ltd.) holds a note receivable for a portion of the sales proceeds.

The investment in Local Limited Partnerships is comprised of:

                         September 30, 2002   December 31, 2001

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

During the period 2001, cash distributions from Local Limited Partnerships totaled $21,332 in 2001. As of September 30, 2002, cash distributions from Local Limited Partnerships totaled $7,956. These funds were utilized to fund operations and repay General Partner Advances. The General Partner anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

At September 30, 2002 and December 31, 2001, the Partnership had advances from the General Partner of $528,586. At September 30, 2002, the Partnership has recorded and paid management fees of $30,000 to the General Partner. The Partnership has used excess cash to repay management fees and these types of obligations in the past, and the General Partner expects to continue making payments as cash is available.

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

PART II - OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K
a) None
b) The registrant has not filed a report on Form 8-K during the quarter ending September 30, 2002.


SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







URBAN IMPROVEMENT FUND LIMITED - 1972
(Issuer)
By:  Interfinancial Real Estate Management
     Company, General Partner



Date  October 30, 2002             /s/Michael Fulbright
                                        (Signature)
                         By:  Michael Fulbright, Secretary



Date  October 30, 2002            /s/John M. Orehek
                                       (Signature)
                        By: John M. Orehek, Senior Vice President