Form 10KSB
period 2002-12-31
URBAN IMPROVEMENT FUND LIMITED 1972
filed 2003-08-22
CIK 850453

UNITED STATES

      SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2002

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

Issuer's telephone number, including area code: (206) 622-
9900

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

State issuer's revenues for its most recent fiscal
year.   $8,610

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership units were sold, or the average bid and asked prices of such partnership units as of December 31, 2002. No market exists for the limited partnership units of the Issuer, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE
None

The matters discussed in this report contain certain forward-looking statements, including without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations.
Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation:
national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets;
and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time-to-time with the Securities and Exchange Commission.


PART I

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

The Partnership's business is to hold limited partnership interest in local limited partnerships, each of which owns and operates a multifamily rental housing property
("Properties") which receives one or more forms of assistance from the federal government. There is a local general partner for each Local Limited Partnership and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnerships is limited to its investment, and the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. See "Item 6 Management's
Discussion and Analysis or Plan of Operations" for information relating to the Partnership's rights and obligations to make additional contributions or loans to Local Limited Partnership.

The Partnership acquired equity interests as a limited partner in ten (10) local limited partnerships. Prior to 2002, five of these projects were sold through trustee's sales (foreclosures by the Secretary of Housing and Urban
Development). The assets of three additional properties have been sold. However, the Alms Hill Partnership, one of the local limited partnerships, is still in existence with a note receivable for the sales proceeds of the property. The remaining two properties plus the Alms Hill
Partnership are described hereof.

The Partnership's investment objectives are to:

(1) preserve and protect Partnership capital;

(2) provide capital appreciation through increase in value of the Partnership's investments, subject to considerations of capital preservation and tax planning; and

(3) provide potential cash distributions from sales or refinancings of the Partnership's investments.

The Partnership does not have any employees. Services are performed for the Partnership by Interfinancial Real Estate
Management Company (the General Partner) and agents retained by the General Partner.

The following is a schedule of the properties currently owned by the Local Limited Partnerships in which the Partnership is a limited partner:

Schedule of Properties Owned by Local Limited Partnerships in which Urban Improvement Fund Limited ("Urban") has an
Investment


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
  Waco, Texas

                                 Occupancy Percentage
                                 For the Year Ended
Property Name, Location             December 31,
And Partnership Name             2002         2001

Lakewood Apartments               99%          98%
  Vinton, West Virginia

The Villages                      93%          91%
  Waco, Texas

Regulation of Affordable Housing - General

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

All of the units which receive rent subsidies from Section
8 have contracts which expire during periods prior to
January 2004.  The Housing Acts provide several options
under which a Local Limited Partnership may elect, as
appropriate, to renew its Section 8 contracts:  (1)
marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor
(an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the Section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do no have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the
Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body be given twelve months notice of a Local Limited Partnerships intention to opt out of the program prior to contract termination.

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

HUD Approval and Enforcement

A significant number of properties owned by the Partnership are subject to regulations by HUD. Under its regulations, HUD reserves the right to approve the owner and the manager of HUD-insured and HUD-assisted properties, as well as their "principals" (e.g., general partners, stockholders with 10% or greater interest, officers and directors) in connection with the acquisition of a property, participation in HUD programs or the award of a management contract. This approval process is commonly referred to as "2530 Clearance." HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations and takes performance and compliance into account in approving the acquisition of management of HUD-assisted properties.

Laws Benefiting Disabled Persons

Under the Americans with Disabilities Act of 1990, all places of public accommodations are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional federal, state and local laws may also require modifications to the Properties, or restrict certain further renovations of the Properties, with respect to access thereto by disabled persons. For example, the Fair Housing Amendments act of 1988 requires apartment properties first occupied after March 13, 1990 to laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any noncomplying feature, which could result in substantial capital expenditures. Although the Partnership believes that its properties are substantially in compliance with present requirements, it may incur unanticipated expenses to comply with these laws.

Environment

Various federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impart liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances.
The presence of, or failure to properly remediate, hazardous substances may adversely affect occupancy at contaminated apartment communities and the Partnership's ability to sell or borrow against contaminated properties.
In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal or remediation of hazardous or toxic substances at the disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership or operation of properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties or properties it may acquire in the future.

Item 2.  Properties

The Issuer owns equity interests as a Limited Partner in the following real estate projects as of December 31, 2002:

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

Occupancy Rates

   Partnership                2002         2001

Lakewood Apartments            99%          98%
The Villages                   93%          91%

Average Annual Rental Per Unit

   Partnership                  2002       2001

Lakewood Apartments           $ 5,576   $ 5,286
The Villages                  $ 7,989   $ 7,508

Property Real Estate Taxes

   Partnership                   2002       2001

Lakewood Apartments            $29,737    $29,548
The Villages                   $71,828    $67,213

Federal Tax Basis Information

                        Federal      Original Building
Partnership            Tax Basis       Method  Life

Lakewood Apartments    $1,549,693        SL    20-35

The Villages           $3,548,944        SL    25-39


                   Bldg. Improvements   Personal Property
Partnership          Method  Life         Method  Life

Lakewood Apartments    SL    20-35          SL    5-10
Lakewood Apartments    SL    25-39         DDB      10

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

                     Part II

Item 5.  Market for Common Equity and Related Partnership
Matters

Units in the Partnership were sold through a public offering. There is not a ready market for the transfer of limited partnership interests. Limited partnership interests may be transferred between individuals with the consent of the General Partner. Accordingly, an investor may not be able to sell or otherwise dispose of his interest in the Partnership.

During the year ended December 31, 2002, an affiliate of the General Partner purchased 50 units at an average price of $1 per unit. In addition, 7 partners transferred 70 units to individuals or entities. The Partnership does not have any details regarding the purpose or consideration involved in these transfers. These types of transfers are usually a result of the following actions:

1. Due to the divorce of the partner, the interest is fully or partially transferred to a spouse.

2. Due to tax planning, the interest is transferred to a trust.

3. Due to the death of the partner, the interest is transferred to a trust or the beneficiaries of the estate.

4. The interest is gifted to a charitable organization.

Holders
Title of   Name & Address of   Amount and Nature of  % of
Class      Beneficial Owner    Beneficial Ownership  Class

General    Interfinancial Real      5 Units          100%
Partner    Estate Management Co.    ($5,000)
Interest   1201 Third Avenue,
           Suite 5400
           Seattle, Washington 98101-3076

Limited	346 Limited Partners    5,830 Units      100%
 Partner
 Interest                          ($5,830,000)

Interfinancial Real Estate Management Company owned 206 units of limited partnership interest at December 31, 2002.
An affiliate of the General Partner owns 118 units of limited partnership interest.

There have been no cash distributions to partners during the year ended December 31, 2002 or 2001. Distributions can only be paid from available cash flow.

Item 6.  Management's Discussion and Analysis or Plan of
Operation

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

During the period 2002 and 2001, cash distributions from Local Limited Partnerships totaled $7,956 in 2002 and
$21,332 in 2001. These funds were utilized to fund operations and repay General Partner Advances. The General
Partner anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

At December 31, 2002, the Partnership had advances from the General Partner of $528,586. The Partnership has used excess cash to repay management fees and these types of obligations in the past, and the General Partner expects to continue making payments as cash is available.

There is no guarantee that the Local Limited Partnerships will generate sufficient cash flow to distribute to the Partnership amounts sufficient to repay all advances. If not repaid by cash flow from operations, they will most likely be repaid with proceeds from the sale or refinancing proceeds from the Local Limited Partnerships.

The General Partner is under no legal obligation to make such loans and will evaluate lending the Partnership additional funds as needed.

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

                                     2002      2001

Urban's share of distributions    $  7,956   $ 21,332

The General Partner believes the level of distributions received will fund the general and administrative expenses of the Partnership.

Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General
Partner an annual management fee equal to three-tenths of one percent of invested assets. The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $40,000.
During 2002 and 2001, the Partnership recorded management fee expense of $40,000 and paid these fees from cash on hand. Most of the cash on hand was realized from the sales of local limited partnerships in prior years.

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

At December 31, 2002, the Partnership had investments in two active real estate limited partnerships as a Limited
Partner. The Partnership carries such investments on the equity method of accounting. The Partnership discontinues recording losses for financial reporting purposes when its investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. At year-end, all of the investments were reduced to zero. The equity in income in Local Limited Partnerships resulted from either Local Limited Partnerships, whose investments have not been reduced to zero, reporting income from operations and/or Local Limited Partnerships, whose investments have been reduced to zero, who paid distributions or repaid an advance. Additional advances to Local Limited Partnerships, after an investment is reduced to zero, are recorded as losses. The components of the Partnership's equity in net income of the Local Limited
Partnerships for 2002 and 2001 is summarized as follows:

                                 2002           2001
Distributions received from
Partnerships with zero
investments:
    Angeles I                 $      0       $  6,689
    Angeles II                       0          6,589
    Lakewood Apartments	         7,956          8,054

Equity in income of Local
Limited Partnerships          $  7,956       $ 21,332

The actual combined income of Local Limited Partnerships will generally increase, or the combined losses of Local
Limited Partnerships will generally decrease, as depreciation and interest decreases and the projects achieve stable operations. Much of the rental revenue of the Local Limited Partnerships is dependent on subsidy payments. In recent years, the Local Limited Partnerships have increased operating expenses to fund repairs and maintenance on the properties. Such repairs are limited by available cash flow. The distributions to the Partnership from Local Limited Partnerships are the result of profitable operations which produce cash flow for these projects.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46
("FIN46"), Consolidation of Variable Interest Entities, an
Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN 46 will have on its results of operations and financial condition.

Item 7.  Financial Statements

Urban Improvement Fund Limited

List of Financial Statements

Report of Kenneth W. Bryant, Certified Public Accountant,
Independent Auditor

Balance Sheet - December 31, 2002

Statements of Operations - Years ended December 31, 2002
and 2001

Statements of Changes in Partners' Capital (Deficit) -
Years ended December 31, 2002 and 2001.

Statements of Cash flows - Years ended December 31, 2002
and 2001

Notes to Financial Statements


                      Kenneth  W. Bryant
                Certified Public Accountant
                555 North Point Center East
                   Fourth Floor, Suite 459
                    Alpharetta, GA 30022
                       678-366-4550


                 INDEPENDENT AUDITOR'S REPORT


To the Partners
Urban Improvement Fund Limited

I have audited the accompanying balance sheet of Urban
Improvement Fund, Limited (a Limited Partnership) as of
December 31, 2002, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the years ended December 31, 2002 and 2001.
These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits. I did not audit the financial statements of the two Urban Improvement Fund Limited's Local Limited
Partnership investments whose combined financial statements are shown in Note 4. These statements were audited by other auditors whose reports have been furnished to me, and my opinion, to the extent it relates to the amounts included for these Local Limited Partnership investments, is based solely on the reports of the other auditors.
Urban Improvement Fund Limited's investment in these partnerships has been reduced to zero.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
I believe that my audits and the reports of other auditors provide a reasonable basis for my opinion.

In my opinion, based on my audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Improvement Fund Limited as of December
31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity accounting principles generally accepted in the United States of America.




                               /s/Kenneth W. Bryant,
                           Certified Public Accountant





Atlanta, Georgia
April 2, 2003

                   INDEPENDENT AUDITORS' REPORT



To the Partners
Lakewood Apartments
Limited Partnership
HUD Project Number:   051-44109
Silver Spring, Maryland

I have audited the accompanying balance sheet of Lakewood
Apartments (A Limited Partnership), as of December 31, 2002 and the related statements of income, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller
General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakewood Apartments Limited Partnership, as of December 31, 2002, and the results of its operations changes in partners' equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, I have also issued my report dated February 10, 2003 on my consideration of the Project's internal controls and on my test of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of the audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audit.

The accompanying supplementary information shown on pages
15 to 19 are presented for the purpose of additional analysis and are not a required part of the basic financial statements of Lakewood Apartments Limited Partnership.
Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                     /s/Harvey E. Johnson, Jr., P.C.


Arlington, Virginia
February 10, 2003

                  INDEPENDENT AUDITORS' REPORT


To the Partners
The Villages LTD.
(A Limited Partnership)

We have audited the accompanying balance sheet of The
Villages LTD., Project No. 112-35035 LD, (a limited partnership) as of December 31, 2002, and the related statements of income, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management.
Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Villages LTD. at December 31, 2002, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles applied on a basis consistent with that of the preceding year.

As described in Note 9 to the financial statements, the partnership is a party to a legal dispute regarding a certain service contractor. Management is of the opinion that the matter will be settled and with no material effect on the partnership's financial statements. Nevertheless, until court documents receive final approval, potential losses, if any, cannot be estimated.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 26, 2003 on our consideration of the partnership's internal control structure and reports dated January 26, 2003 on its compliance with specific requirements applicable to major
HUD programs, and specific requirements applicable to Fair
Housing and Non-Discrimination.

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


                  /s/Crabtree, Crabtree & Hatter, L.L.P.
                       Certified Public Accountants

Azle, Texas
January 26, 2003



URBAN IMPROVEMENT FUND LIMITED
(A Limited Partnership)

BALANCE SHEET

December 31, 2002




                         ASSETS

Cash and cash equivalents                $   42,882
Investments in and advances
 to Local Limited Partnerships
  accounted for on the equity
 method - Note 4                                  0

                                         $   42,882


	LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Advance from General Partner             $  528,586
Distribution payable                            642
                                            529,228

Partners' capital (deficit) - Note 2
 General Partners - 5 partnership
 units authorized, issued and
 outstanding                                   (414)
  Limited Partners - 5,830 partnership
  units authorized, issued and
  outstanding                              (485,932)
                                           (486,346)

Commitments and contingent
 liabilities - Notes 6 and 7             $   42,882















The Notes to Financial Statements are an integral part of these Statements.


URBAN IMPROVEMENT FUND LIMITED
(A Limited Partnership)

STATEMENTS OF OPERATIONS




                                   Year Ended December 31,
                                       2002       2001

Interest income                    $      654   $   5,163

Expenses:
 Management fees - Note 3              40,000      40,000
 Other expenses                        21,151      21,769
                                       61,151      61,769
Loss before equity in income of
 Local Limited Partnerships           (60,497)    (56,606)
Equity in income of Local Limited
 Partnerships - Note 4                  7,956      21,332

Net income (loss)                  $  (52,541) $  (35,274)

Allocation of net income (loss):
 Net income (loss) allocated to
  General Partners                 $      (46) $      (31)
 Net income (loss) allocated to
  Limited Partners                    (52,495)    (35,243)

                                   $  (52,541) $  (35,274)
Net financial reporting income
 (loss) per unit:
  General partnership units
   (5 units outstanding
   allocated to General Partner)    $       (9) $       (6)
  Limited partnership units
   (5,830 units outstanding
   allocated to Limited Partners)   $       (9) $       (6)









The Notes to Financial Statements are an integral part of these Statements.


URBAN IMPROVEMENT FUND LIMITED
(A Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)




	General	Limited
	  Partner  	  Partners  	   Total

Partners' capital
 (deficit) at
 January  1, 2001    $     (337)  $ (398,194)  $ (398,531)

Net income (loss)
 - 2001                     (31)     (35,243)     (35,274)

Partners' capital
 (deficit) at
 December 31, 2001         (368)    (433,437)    (433,805)

Net income (loss)
 - 2002                     (46)     (52,495)     (52,541)

Partners' capital
 (deficit) at
 December 31, 2002   $     (414)  $ (485,932)  $ (486,346)


The Notes to Financial Statements are an integral part of these Statements.


URBAN IMPROVEMENT FUND LIMITED
(A Limited Partnership)

STATEMENTS OF CASH FLOWS




	  Year ended December 31,
	   2002      2001
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income (loss)              $  (52,541)   $  (35,274)
Adjustments to reconcile
 net income (loss) to net
 cash used by operating
 activities:
Equity in net income of
 Local Limited
 Partnerships                        (7,956)     (21,332)
Increase (decrease) in
 accounts payable,
 management fees payable
 and payable to
 affiliates                          (2,334)     (11,566)
Total adjustments                   (10,290)     (32,898)
Net cash used by
 operating activities               (62,831)     (68,172)

CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Current year distributions
  Received                            7,956       21,332
Net cash provided by
 investing activities                 7,956       21,332

NET DECREASE IN CASH AND
 CASH EQUIVALENTS                   (54,875)     (46,840)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR            $   97,757   $  144,597

CASH AND CASH EQUIVALENTS
 AT END OF YEAR                  $   42,882   $   97,757




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

  Investment in Local Limited Partnerships

As of December 31, 2002, the Partnership had investments in two active real estate limited partnerships (Local Limited
Partnerships).  During 1999, the Partnership sold the Local
Limited Partnerships of Angeles I and Angeles II. Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited
Partnerships in accordance with the Partnership Agreements, these investments are accounted for on the equity method
(Note 4). The investment account represents the sum of the capital investment, advances and unamortized cost of acquisition less the Partnership's share of losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited
Partnerships after the Partnership's investment has been reduced to zero are recognized as income by the Partnership in the year received. Additional advances to a Local
Limited Partnership, after an investment is reduced to zero, are recognized as losses.

Initial rent-up fees paid by the Partnership to the General
Partner of the Local Limited Partnerships, deducted when paid for income tax purposes (Note 2), are capitalized as costs of acquisition of the Local Limited Partnerships and is included in the investment in Local Limited Partnership balance for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives (fifteen to thirty-five years) of the Local Limited Partnerships' properties.
Amortization is discontinued when the investment is reduced to zero. There was no amortization during 2002 and 2001.

The Partnership has an investment in one limited partnership that sold its real estate during 1983. This partnership (Alms Hill Apartments, Ltd.) holds a note receivable for a portion of the sales proceeds. The sale of the property was recognized on the cost recovery method to first recognize the recovery of the asset

Note 1 - Organization and Accounting Policies - Continued

  Investment in Local Limited Partnerships - Continued

value, then recognize the gain as the proceeds are received. Interest will accrue at eighteen percent on the unpaid principal balance of $500,000. Unpaid interest and principal was due August 1, 1993. The due date was initially extended for a five-year term to August 1, 1998, at which time the due date was extended for an additional five year term through August 1, 2003. During the extension period, interest will accrue only to the extent of surplus cash payments. Payments after 1989 can only be made from cash flow of the Local Limited Partnership, as defined in its partnership agreement. No cash flow payments have been received by the Partnership.

The Partnership's equity in net income of the Local Limited
Partnerships is summarized as follows:

                                     2002            2001

Distributions received from
 Partnerships with zero
 investments:
  Lakewood Apartments             $  7,956       $  8,054
  Angeles I                              0          6,689
  Angeles II                             0          6,589

Equity in income of Local
 Limited Partnerships             $  7,956       $ 21,332

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

Note 1 - Organization and Accounting Policies - Continued

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas and major customers. As defined in SFAS No. 131, The Partnership has only one reportable segment.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or
Disposal of Long-Lived Assets." SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS
No. 144 supersedes SFAS No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS 144 effective January 1, 2002. The adoption did not have a material effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4,
44 and 64."  SFAS No. 4 "Reporting Gains and Losses from
Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds
SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option.
Effective April 1, 2002, the Partnership adopted SFAS No.
145. The adoption did not have a material effect on the financial position or results of operations of the Partnership.

In January 2003, the FASB issued FASB Interpretation No. 46
("FIN No.46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN 46 will have on its results of operations and financial condition.

Note 1 - Organization and Accounting Policies - Continued

Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Use of Estimates

The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Advances from General Partner

The General Partner made advances to the Partnership to fund operations of the Local Limited Partnerships in the early years of the Partnership. The advances are non-interest bearing and due on demand. The balance at December 31, 2002 and 2001 was $528,586.

Note 2 - Reconciliation Between Net Income (Loss) and
Partners' Capital (Deficit) For Financial Reporting
Purposes and Income Tax Reporting Purposes

A reconciliation of the Partnership's income (loss) for financial reporting purposes and the Partnership's income
(loss) for income tax reporting purposes follows:

                                       December 31,
                                  2002             2001
Net income (loss) for
 financial reporting
 purposes                   $   (52,541)      $   (35,274)
Equity in deductions
 taken by Local Limited
 Partnerships for income
 tax reporting purposes         257,984           250,134
Net income (loss) as
 reported on the federal
 income tax return          $   205,443       $   214,860

A reconciliation of partners' capital (deficit) for financial reporting purposes and partners' capital
(deficit) for income tax reporting purposes follows:

          December 31,
   2002      2001
Partners' capital
 (deficit) for financial
 reporting purposes         $  (486,346)      $  (433,805)

Commissions and
 offering expenses
 capitalized for
 income tax reporting
 purposes and charged
 to capital for
 financial reporting
 purposes                       641,492           641,492

Equity in cumulative
 losses of Local Limited
 Partnerships for income
 tax reporting purposes
 in excess of losses for
 financial reporting
 purposes                      (920,405)       (1,178,389)

Partners' capital
 (deficit) as
 reported on the
 federal income
 tax return                 $  (765,259)      $  (970,702)

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

Note 3- Management of Urban Improvement Fund Limited

Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General
Partner an annual management fee equal to three-tenths of one percent of invested assets. The fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000.
The Partnership recorded and paid an annual management fee expense of $40,000 per year for the years ended December
31, 2002 and 2001.

The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the limited partners' share of the proceeds has been distributed to them, (ii) the limited partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and
(iii) the limited partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect. No liquidation fees were paid to the General Partner during 2002 and 2001.

The General Partner of the Partnership is a corporation in which Paul H. Pfleger has a majority interest. Partnership
Services, Inc. (PSI), another corporation in which Paul H.
Pfleger is a majority shareholder, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 2002 and 2001.

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

Note 4 - Investments in Local Limited Partnerships
Accounted for on the Equity Method - Continued

Investments in and advances to the Local Limited
Partnerships accounted for on the equity method are as follows:

                                    Equity In
                      Capital         Income
                    Contributions    (Losses)    Subtotal
December 31, 2002:

Lakewood Apts    $ (35,700)   $  (261,065)    $  (296,765)
The Villages        59,963       (870,384)       (810,421)

                 $  24,263    $(1,131,449)    $(1,107,186)

                     Equity In    Unamortized
                     Losses Not    Costs of
                     Recorded     Acquisition    Total

Lakewood Apts        $  233,058    $  63,707   $      0
The Villages            700,694      109,727          0

                     $  933,752    $ 173,434   $      0

                                  Equity In
                      Capital       Income
                    Contributions  (Losses)     Subtotal
December 31, 2001:

Lakewood Apts      $ (27,744)   $  (338,624)  $  (366,368)
The Villages          59,963     (1,005,301)     (945,338)

                  $   32,219     (1,343,925)  $(1,311,706)

                     Equity In    Unamortized
                     Losses Not    Costs of
                     Recorded     Acquisition    Total

Lakewood Apts      $  302,661      $ 63,707    $        0
The Villages          835,611       109,727             0

                   $1,138,272      $ 173,434   $        0

The combined balance sheet of the Local Limited
Partnerships accounted for on the equity method at December
31, 2002 and the related combined statements of operations, changes in partners capital (deficit), cash flows and selected footnote disclosures from the audited financial statements of the Local Limited Partnerships for the years ended December 31, 2002 and 2001 are summarized as follows:

COMBINED BALANCE SHEETS OF LOCAL LIMITED PARTNERSHIPS

December 31, 2002

                       Assets

Cash                                     $   187,506
Cash in escrow and
 other restricted funds                      655,258
Accounts receivable                           29,519
Prepaid expenses                              90,732
Other assets (net of
 accumulated amortization)                    25,766
                                             988,781

Property on the basis
 of cost - Note 5:
  Land                                       251,240
  Buildings and improvements               5,051,047
                                           5,302,287
  Less accumulated depreciation           (4,690,711)
                                             611,576

                                         $ 1,600,357

Note 4 - Investments in Local Limited Partnerships
Accounted for on the Equity Method - Continued

COMBINED BALANCE SHEETS OF LOCAL LIMITED PARTNERSHIPS
 - Continued

       Liabilities and Partners' Capital (Deficit)

Mortgage notes payable - Note 6          $ 2,511,801
Accounts payable and accrued expenses        173,693
Tenants' security and other deposits          58,496
                                           2,743,990

Partners' capital (deficit) per
 accompanying statements                  (1,143,633)

                                         $ 1,600,357

COMBINED STATEMENTS OF OPERATIONS OF LOCAL LIMITED
PARTNERSHIPS

  Year Ended December 31
   2002      2001
REVENUE:
 Net rental income               $2,448,519   $2,275,846
 Financial income                     7,265       21,890
 Other income                        43,502       45,873
  Total revenue                   2,499,286    2,343,609

EXPENSES:
 Administrative                     397,060      377,505
 Utilities                          476,992      568,551
 Operating                          926,328      686,498
 Taxes and insurance                304,107      269,471
 Financial                          117,056      125,773
 Depreciation and amortization       51,289       54,949
 Other                                2,795        2,310
  Total expenses                  2,275,627    2,085,057

Net income                       $  223,659   $  258,552

Note 4 - Investments in Local Limited Partnerships
Accounted for on the Equity Method - Continued

COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(DEFICIT) OF LOCAL LIMITED PARTNERSHIPS
                           Urban
                         Improvement        Other
                            Fund           Limited
                           Limited        Partners
Partners' capital
 (deficit) at
 January 1, 2001         $(1,549,276)     $ (44,569)

Net income - 2001            245,624          6,232

Distributions - 2001          (8,054)           (82)

Partners' capital
 (deficit) at
 December 31, 2001        (1,311,706)       (38,419)

Net income - 2002            212,476          5,077

Distributions - 2002          (7,956)           (81)

Partners' capital
 (deficit) at
 December 31, 2002       $(1,107,186)      $ (33,423)

                           General
                           Partners            Total

Partners' capital
 (deficit) at
 January 1, 2001          $ (15,663)     $(1,609,508)

Net income - 2001             6,696          258,552

Distributions - 2001            (82)          (8,218)

Partners' capital
 (deficit) at
 December 31, 2001           (9,049)      (1,359,174)

Net income - 2002             6,106          223,659

Distributions - 2002            (81)          (8,118)

Partners' capital
 (deficit) at
 December 31, 2002         $ (3,024)     $(1,143,633)

Note 4 - Investments in Local Limited Partnerships
Accounted for on the Equity Method - Continued

COMBINED STATEMENTS OF CASH FLOWS OF LOCAL LIMITED
PARTNERSHIPS

                                Year Ended December 31,
                                   2002      2001
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income                     $  223,659    $  258,552
Adjustments to reconcile
 net income to net
cash provided by
 operating activities:
Depreciation and
 Amortization                      51,289        54,949
Decrease (increase)
 in escrows and
 other restricted
 funds, receivables,
prepaid expenses and
 other assets                    (112,968)      (94,375)
Increase (decrease)
 in accounts pay-
 able, accrued
 expenses, tenant
 security deposit
 liability and
 other liabilities                 74,605       (14,679)
Total adjustments                  12,926       (54,105)
Net cash provided by
 operating
 activities                       236,585       204,447

CASH FLOWS FROM
 FINANCING ACTIVITIES:
Mortgage principal payments      (166,293)     (155,081)
Distributions paid                 (8,118)       (8,218)
Net cash provided (used) by
financing activities             (174,411)     (163,299)

NET INCREASE (DECREASE)
 IN CASH                           62,174        41,148

CASH BALANCE AT BEGINNING
 OF YEAR                          125,332        84,184

CASH BALANCE AT END OF YEAR    $  187,506    $  125,332


SUPPLEMENTAL INFORMATION
 REGARDING INTEREST
 PAYMENTS IS AS FOLLOWS:
Interest paid                   $  109,065    $  127,043

Note 4 - Investments in Local Limited Partnerships
Accounted for on the Equity Method - Continued

A reconciliation between combined net income for financial reporting purposes and the combined net income for income tax reporting purposes follows:

                                  Year Ended December 31,
                                   2002            2001
Combined net income
 for financial
 reporting purposes            $  223,659       $  258,552

Differences between
 depreciation for
 income tax reporting
 purposes and
 depreciation for
 financial reporting
 purposes                           (1,974)         13,973

Accrual adjustments
 for financial
 reporting purposes                 54,581          (4,198)

Combined net income
 as reported on the
 federal income tax
 returns                        $  276,266      $  268,327

A reconciliation of combined partners' capital (deficit) for financial reporting purposes and combined partners' capital (deficit) for income tax reporting purposes follows:

                               Year Ended December 31,
                                 2002           2001
Combined partners'
 capital (deficit)
 for financial
 reporting purposes          $(1,143,633)    $(1,359,174)

Carrying costs
 during construction
 capitalized for
 financial reporting
 purposes, excess
 of depreciation for
 income tax reporting
 purposes and
 accrual adjustments
 for financial
 reporting purposes              (106,352)      (128,449)

Combined partners'
 capital (deficit)
 as reported on the
 federal income
 tax returns                  $(1,249,985)   $(1,487,623)

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

Statement of Cash Flows

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase would be classified as cash equivalents.

Restricted deposits, funded reserves and partnership custodial accounts are not included in cash.

Use of Estimates

The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Mortgage Notes Payable

Lakewood Apartments and The Villages have mortgages which are insured by the Department of Housing and Urban
Development (HUD) totaling $2,511,801 at December 31, 2002.
The mortgage notes payable are secured by deeds of trust on rental property and bear interest at the rate of seven percent per annum. The mortgages will generally be repaid in monthly installments of principal and interest of $29,041 over periods of forty years. HUD makes interest assistance payments on one of the mortgages insured under
Section 236 which effectively reduces the mortgage payments to those required for mortgages carrying a one percent interest rate (Note 6).

Note 4 - Investments in Local Limited Partnerships
Accounted for on the Equity Method - Continued

Mortgage Notes Payable - Continued

The scheduled principal reductions for the next five years are as follows:

                  2003             $  178,313
                  2004                191,203
                  2005                205,026
                  2006                219,847
                  2007                235,740
                  Beyond            1,481,672

                                   $2,511,801

National Approved housing Act Subsidies and Restrictions

Under terms of the regulatory agreements with HUD, the two
Local Limited Partnerships cannot make cash distributions to partners of the Local Limited Partnerships in excess of six percent per annum of stated equity in the respective projects. Such distributions are cumulative but can only be paid from "surplus cash," as defined in the agreements.
The Local Limited Partnerships must deposit all cash in excess of the distributable amounts into residual receipts funds which are under the control of the mortgagees, and from which disbursements must be approved by HUD. As of December 31, 2002, approximately $252,900 could be paid to partners of Lakewood Apartments and The Villages as surplus cash becomes available.

Under terms of the regulatory agreements, the Local Limited
Partnerships are required to make monthly deposits into replacement funds which are under the control of the mortgagees. Such deposits commence with the initial principal payments on the mortgage loans. Expenditures from the replacement funds must be approved by HUD.

The Local Limited Partnerships have entered into Section 8 contracts with HUD to provide financial assistance to qualified tenants of the apartment units. Under terms of these contracts, HUD will pay a portion of the rent on behalf of qualified tenants. The maximum dollar amount of these payments is limited by HUD. A substantial portion of rental income is collected through these contracts. During
2002 and 2001, the Local Limited Partnerships received
$1,727,464 and $1,642,388, respectively, in rent supplement and Section 8 funds. The contracts expire through January
2004.  Renewal is subject to HUD approval.

Management

The Local Limited Partnerships have entered into property management contracts with various agents under which the agents are paid property management fees equal to a percent of the gross revenues of the respective projects plus a bookkeeping fee. The agents are affiliated with the general partners of the Local Limited Partnerships.
Details of the management contracts are as follows:

Note 4 - Investments in Local Limited Partnerships
Accounted for on the Equity Method - Continued

Management - Continued

                     Percent of    2002      Affiliate of
Partnership           Revenue    Expense    General Partner

Lakewood Apartments    11.52%    $ 78,909         Yes
The Villages            6.00%    $124,053         Yes

Additionally during 2002, the general partner of The
Villages received a construction management fee of $8,200 in connection with an insured fire claim, and the general partner of Lakewood Apartments received an administrative fee of $2,800.


Note 5 - Real Estate and Accumulated Depreciation of Local
Limited Partnerships in which Urban Improvement Fund
Limited has an Investment

                                   Buildings
   Description                       and
   Partnership           Land     Improvement     Total
Location   No. of Units

Lakewood
 Apartments
 Vinton, VA    108    $ 59,882    $ 1,718,793   $ 1,778,675

The Villages,
 Ltd.
 Waco, TX      250     191,358      3,332,254     3,523,612

                      $251,240    $ 5,051,047   $ 5,302,287

                                                Date of
   Description                 Accumulated    Completion of
   Partnership                 Depreciation   Construction
Location       No. of Units

Lakewood
 Apartments
 Vinton, VA        108         $  1,530,324       1974

The Villages,
 Ltd.
 Waco, TX          250            3,160,387       1974

                               $  4,690,711

                                            Life in Which
                                            Depreciation
                                             in latest
                                              Income
  Description                 Date           Statement
 Partnership                Acquired        is Computed
  Location

Lakewood
 Apartments
 Vinton, VA                    1972          3 to 35 years
The Villages,
 Ltd.
 Waco, TX                      1972          6 to 25 years


Balance at
January 1,
 2001   $ 251,240   $ 5,076,954   $ 5,328,194   $ 4,614,550

Acquisitions    0             0             0            0
Dispositions    0             0             0            0
Depreciation
 expense        0             0             0       52,864

Balance at
 December 31,
 2001     251,240     5,076,954     5,328,194    4,667,414

Acquisitions    0             0             0            0
Dispositions    0       (25,907)      (25,907)     (25,907)
Depreciation
 expense        0             0             0       49,204

Balance at
 December 31,
 2002   $ 251,240   $ 5,051,047   $ 5,302,287  $ 4,690,711


Note 6 - Encumbrances of Local Limited Partnerships in which Urban Improvement Fund Limited has an Investment

                                    Outstanding    Gross
Description                          Mortgage     Interest
Partnership/Location   No. of Units   Balance      Rate

Lakewood Apartments   108 apts.     $  987,160      7.00%
Vinton, VA

The Villages          250 apts.      1,524,641      7.00%
Waco, TX

                                    $2,511,801

                            Net
                         Interest     Gross      Interest
Partnership/Location       Rate      Payment     Subsidy

Lakewood Apartments        1.00%   $  10,197   $  (10,370)
Vinton, VA

The Villages               7.00%      18,844            0
Waco, TX

                                   $  29,041   $  (10,370)

Partnership/      Net      Maturity    Balloon at   Insured
Location        Payment      Date       Maturity      By

Lakewood
Apartments    $    (173)   Nov 2014    $     0        HUD
Vinton, VA

The Villages     18,844    Jul 2016          0        HUD
Waco, TX
              $  18,671

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

Note 8 - Coinmach Litigation

During 2001, a legal dispute arose between Skyline
Properties, Inc., the management company and related party to The Villages, as the managing agent and Coinmach
Corporation. Coinmach is a service vendor which provides coin operated laundry services to various HUD projects under the management of Skyline Properties, Inc. Skyline instituted the litigation and Coinmach filed in counterclaim. In March 2003, the parties tentatively settled the dispute wherein it was agreed that the parties would pay their own attorney fees and Coinmach would have exclusive right to renew existing contracts on ten different projects. Court documents verifying the settlement agreement will not be finalized before the due date of this audit. This description is presented to inform the reader about the dispute and until documentation is obtained from the court or counsel, the information is subject to change.

                       PART III

Item 8.  Change In and Disagreements with Accountants on
Accounting and Financial Disclosure

There have been no disagreements with accountants on any matters of accounting principles or practices or financial statement disclosure.

Item 9.  Directors and Executive Officers of the Issuer

(a)  The General Partner of the Issuer is Interfinancial
Real Estate Management Company. The Issuer does not have directors as such. The following is a listing of the Directors of the General Partner of the Issuer. These
Directors are elected to serve one-year terms and until their successors are duly elected and qualified as directors.

      Name           Age           Office

Paul H. Pfleger      68    Director/President
John M. Orehek       49    Director/Senior Vice President

The Issuer does not have executive officers as such.
The following is a listing of the executive officers of the General Partner of the Issuer. These executive officers are elected to serve one-year terms and will continue to serve until their successors are duly elected and qualified as executive officers.

      Name           Age            Office

Paul H. Pfleger      68     Chairman of the Board
John M. Orehek       49     Senior Vice President
Michael Fulbright    49     Secretary

(b)	The Issuer has no employees.
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


Item 9.  Directors and Executive Officers of the Issuer -
Continued

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

Michael Fulbright, Secretary.  Mr. Fulbright is General
Counsel for Security Properties Inc. He joined SPI in 1989 as Special Counsel responsible for new development activities and sales and financing transactions in the syndication portfolio. Prior to joining SPI, he was a partner at Tousley Brain, a Seattle law firm that specializes in commercial real estate matters. His practice there included representation of lenders, institutional investors and commercial developers. He received a Masters of Business Administration degree from Texas A&M and a law degree from the University of Washington. He is a member of the Washington State Bar
Association. Mr. Fulbright was first elected an officer of the General Partner, Interfinancial Real Estate Management
Company, during 1994.

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

There is no family relationship between any of the foregoing directors and executive officers.

The executive officers and directors of the General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and directors of the General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and directors of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles generally accepted in the United States of America and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States of America. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence
Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and directors of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and directors of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December
31, 2002 for filing with the Securities and Exchange
Commission.

The General Partner has reappointed Kenneth W. Bryant,
Certified Public Accountant, to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $13,000 and non-audit services (principally tax-related) of approximately $3,600.

Item 10.  Executive Compensation

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

Item 11.  Security Ownership of Certain Beneficial Owners
and Management Security Ownership of Certain Beneficial
Owners
Holders -
 Title of   Name & Address of  Amount and Nature of  % of
  Class     Beneficial Owner   Beneficial Ownership  Class

General
Partner     Interfinancial Real     5 Units           100%
Interest    Estate Management Co.   ($5,000)
            1201 Third Avenue,
            Suite 5400
            Seattle, Washington 98101-3076

Interfinancial Real Estate Management Company owned 206 units of limited partnership interest at December 31, 2002.
An affiliate of the General Partner owns 118 units of limited partnership interest.

No officers or directors of the General Partner of the Issuer own a Partnership interest.

No change in control of the Issuer is anticipated.

Item 12.  Certain Relationships and Related Transactions

There are no transactions in which the directors or officers of the General Partner or security holder of the Issuer have a material interest.

There is no indebtedness of the management of the General
Partner of the Issuer to the Issuer, except as follows:

The Partnership paid management fees of $40,000 per year to the general partner.

The General Partner made advances to the Partnership to fund operations of Local Limited Partnerships in the early years of the Partnership. The advances are non-interest bearing and due on demand. The balance at December 31, 2002 and December 31, 2001 was $528,586.

There were no other transactions which officers or directors of the General Partner had an interest.

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 99, Certification of Chief Executive Officer and
Chief Financial Officer.

(b) Reports on Form 8-K filed during the fourth quarter of 2002:

None

Item 14.  Controls and Procedures

The Chairman of the Board and Senior Vice President of the
Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 (c) and 15d-14 (c), and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed, on its behalf by the undersigned, thereunto duly authorized.


(ISSUER)  URBAN IMPROVEMENT FUND LIMITED - 1972
          BY:  INTERFINANCIAL REAL ESTATE MANAGEMENT
               COMPANY



By:  /s/Paul H. Pfleger
     Paul H. Pfleger
     Date:  August 22, 2003
     Director/President
     Interfinancial Real Estate Management Company




By:  /s/John M. Orehek
     John M. Orehek
     Date:  August 22, 2003
     Director/Senior Vice President
     Interfinancial Real Estate Management Company


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.




By:  /s/ Paul H. Pfleger
     Paul H. Pfleger, Director/President
     Date  August 22, 2003
     Interfinancial Real Estate Management Company




By:  /s/ John M. Orehek
     John M. Orehek, Director/Senior Vice President
     Date  August 22, 2003
     Interfinancial Real Estate Management Company.


                      Certification


I Paul H. Pfleger, certify that:

1) I have reviewed this annual report on Form 10-KSB of Urban Improvement Fund Limited;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
"Evaluation Date"); and

c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal controls which would adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August 22, 2003  /s/Paul H. Pfleger
                        Paul H. Pfleger
                        Chairman of the Board
                        Interfinancial Real Estate Company,
                        equivalent of the
                        Chief Executive Officer
                        of the Partnership

                       Certification


I John M. Orehek, certify that:

1) I have reviewed this annual report on Form 10-KSB of Urban Improvement Fund Limited;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
"Evaluation Date"); and

c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal controls which would adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August 22, 2003  /s/John M. Orehek
                        John M. Orehek
                        Senior Vice President
                        Interfinancial Real Estate Company,
                        equivalent of the
                        Chief Financial Officer
                         of the Partnership

                Certification of CEO and CFO
             Pursuant to 18 U.S.C. Section 1350,
             as Adopted Pursuant to Section 906
              of the Sarbanes-Oxley Act of 2002




In connection with the Annual Report on Form 10-KSB of Urban Improvement Fund (the "Partnership"), for the annual period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Paul H. Pfleger, as the equivalent of the Chief Executive
Officer of the Partnership, and John M. Orehek as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

1) The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.











/s/Paul H. Pfleger
Name:  Paul H. Pfleger
Date:  August 22, 2003




/s/John M. Orehek
Name:  John M. Orehek
Date:  August 22, 2003


This certification accompanies the Report pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley
Act of 2002, be deemed filed by the Partnership for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended.