Form 10QSB
period 2003-03-31
URBAN IMPROVEMENT FUND LIMITED 1972
filed 2003-08-26
CIK 850453

UNITED STATES

        SECURITIES AND EXCHANGE COMMISSION

             Washington, D.C. 20549

                   FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

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


              PART I - FINANCIAL INFORMATION

              Item 1 - Financial Statements

                       BALANCE SHEETS

URBAN IMPROVEMENT FUND LIMITED - 1972
(A Limited Partnership)




                      ASSETS



                             March 31,       December 31,
                               2003            2002

Cash                        $   40,095     $    42,882

Total Assets                $   40,095     $    42,882



         LIABILITIES AND PARTNERS' - (DEFICIT)

Accounts payable            $   10,000     $        0

Advance from General Partner   528,586        528,586

Distribution payable               642            642

Total Liabilities              539,228        529,228

Partners' (Deficit):
General Partner - 5
Partnership units
authorized, issued
and outstanding                   (424)          (414)

Limited Partners -
5,830 Partnership units
authorized, issued and
outstanding                   (498,709)      (485,932)
                              (499,133)      (486,346)

Total Liabilities and
Partners'(deficit)         $    40,095    $    42,882





Unaudited.  See accompanying notes to financial statements.


         CAPITALIZATION AND PARTNERS' (DEFICIT)

        URBAN IMPROVEMENT FUND LIMITED - 1972
              (A Limited Partnership)



                                   March 31,   December 31,
                                     2003          2002
General Partner Interest -
5 Partnership units issued
and outstanding                 $     5,000    $     5,000

Limited Partners' Interest -
5,830 Partnership units
issued and outstanding            5,830,000      5,830,000

Total                             5,835,000      5,835,000

Offering Expenses                  (641,492)      (641,492)

Distributions to partners          (861,150)      (861,150)

Accumulated loss through
December 31, 2002                (4,818,704)    (4,818,704)

Loss for the three-month
Period ended March 31, 2003         (12,787)             0
                                 (6,334,133)    (6,321,346)

Partners' (deficit) at
end of period                   $  (499,133)   $  (486,346)



Unaudited.  See accompanying notes to financial statements


                   STATEMENTS OF INCOME

        URBAN IMPROVEMENT FUND LIMITED - 1972
                (A Limited Partnership)



                                   For the Three-Month
                                      Period Ended
                                        March 31,
                                   2003           2002

Revenues                        $      88      $     429

Cost and expenses:

Professional fees                    2,000         3,580

Management fee                      10,000        10,000

Other expense                          875         1,404
                                    12,875        14,984

Loss before equity in
loss of Local Limited
Partnerships                       (12,787)      (14,555)

Equity in income of Local
Limited Partnerships                     0             0

Net loss                         $ (12,787)    $ (14,555)

Allocation of Net Loss:

Net loss allocated to
General Partner                        (11)         (12)

Net loss allocated to
Limited Partners                   (12,776)     (14,543)

                                 $ (12,787)   $ (14,555)

Net loss allocated to
Limited Partners per
Limited Partnership
unit (5,830 units out-
standing at March 31,
2003 and 2002)                   $      (2)   $      (3)





Unaudited.  See accompanying notes to financial statements


                STATEMENTS OF CASH FLOWS

        URBAN IMPROVEMENT FUND LIMITED - 1972
                (A Limited Partnership)



                                     For the Three-Month
                                        Period Ended
                                           March 31,
                                       2003         2002
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)                   $ (12,787)  $ (14,555)
Adjustments to reconcile
net income to net cash
used by operating activities:
Increase (decrease) in accounts
payable, management fees payable
and payable to affiliates              10,000       7,666
 Total adjustments                     10,000       7,666

 Net cash used by operating
 Activities                            (2,787)     (6,889)

CNET INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS           (2,787)     (6,889)

CASH BALANCE AT BEGINNING
OF PERIOD                              42,882      97,757

CASH BALANCE AT END OF PERIOD       $  40,095   $  90,868




Unaudited.  See accompanying notes to financial statements.


         NOTES TO SUMMARIZE FINANCIAL INFORMATION
                      March 31, 2003

            URBAN IMPROVEMENT FUND LIMITED
               (A Limited Partnership)

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2002.

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

Note 2 - Method of Accounting - As of March 31, 2003, the
Partnership has investments in two active real estate limited partnerships (Local Limited Partnerships); Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited
Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited
Partnership, after an investment is reduced to zero, are recognized as losses.

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

Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at March 31, 2003 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Advances from General Partner

The General Partner made advances to the Partnership to fund operations of the Local Limited Partnerships in the early years of the Partnership. The advances are non-interest bearing and due on demand. The balance at March
31, 2003 and December 31, 2002 was $528,586.

Note 3 - Management of Urban Improvement Fund Limited -
Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General
Partner an annual management fee equal to fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000. The Partnership recorded and paid an annual management fee expense of $40,000 for the year ended December 31, 2002. As of March 31, 2003, the
Partnership has recorded management fees of $10,000.

The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the limited partners' share of the proceeds has been distributed to them, (ii) the limited partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and
(iii) the limited partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect. No liquidation fees were paid to the General Partner during 2003 and 2002.

The General Partner of the Partnership is a corporation which is wholly-owned by Paul H. Pfleger. Partnership
Services, Inc. (PSI), another corporation which is wholly-owned by Paul H. Pfleger, has contracted with the General
Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 2003 and 2002.

Note 4 - Investments in Local Limited Partnerships - As of
March 31, 2003, the Partnership has investments in two active real estate Limited Partnerships (Local Limited
Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment, advances and unamortized costs of acquisition less the Partnership's share of losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local
Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local
Limited Partnership.

The Partnership has an investment in one Limited
Partnership that sold its real estate during 1984.  This
Partnership (Alms Hill Apartments, Ltd.) holds a note receivable for a portion of the sales proceeds.

The investment in Local Limited Partnerships is comprised of:

                        March 31, 2003    December 31, 2002

Capital contributions    $   556,642        $   556,642
Distributions               (532,379)          (532,379)
Equity in loss              (197,697)          (197,697)
Unamortized costs
of acquisitions              173,434            173,434
                         $         0         $        0


Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation:
national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variation of real estate values and the general economic climate in local markets and competition for tenants in such markets;
and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time-to-time with the Securities and Exchange Commission.

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

During the year ended 2002, cash distributions from Local
Limited Partnerships totaled $7,956. As of March 31, 2003 there were no cash distributions from Local Limited
Partnerships. These funds were utilized to fund operations and repay General Partner Advances. The General Partner anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

At March 31, 2003 and December 31, 2002, the Partnership had advances from the General Partner of $528,586. At
March 31, 2003, the Partnership has recorded management fees of $10,000 to the General Partner. The Partnership has used excess cash to repay management fees and these types of obligations in the past, and the General Partner expects to continue making payments as cash is available.

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

Item 3 - Controls and Procedures

The principle executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and
15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.


             PART II - OTHER INFORMATION

Items 1 through 5 not applicable

Item 6 Exhibits and Reports on Form 8-K

       a) Exhibits
          99  Certification pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       b) Reports on Form 8-K
          The registrant has not filed a report on Form 8-K during the quarter ending March 31, 2003.


                            SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                    URBAN IMPROVEMENT FUND LIMITED
                                (Issuer)
               By:  Interfinancial Real Estate Management
                         Company, General Partner


Date:  August 27, 2003
/s/Paul H. Pfleger
Paul H. Pfleger
Chairman of the Board
Interfinancial Real Estate Company,
equivalent of the
Chief Executive Officer of the Partnership




Date:  August 27, 2003
/s/John M. Orehek
John M. Orehek
Senior Vice President
Interfinancial Real Estate Company,
equivalent of the
Chief Financial Officer of the Partnership


                           Certification


                I Paul H. Pfleger, certify that:

1) I have reviewed this quarterly report on Form 10-QSB of Urban Improvement Fund Limited;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

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

Date:  August 27, 2003
/s/Paul H. Pfleger
Paul H. Pfleger
Chairman of the Board
Interfinancial Real Estate Company,
equivalent of the
Chief Executive Officer of the Partnership


                        Certification


               I John M. Orehek, certify that:

1) I have reviewed this quarterly report on Form 10-QSB of Urban Improvement Fund Limited;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

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

Date:  August 27, 2003
/s/John M. Orehek
John M. Orehek
Senior Vice President
Interfinancial Real Estate Company,
equivalent of the
Chief Financial Officer of the Partnership


                  Certification of CEO and CFO
              Pursuant to 18 U.S.C. Section 1350,
              as Adopted Pursuant to Section 906
              of the Sarbanes-Oxley Act of 2002




In connection with the Quarterly Report on Form 10-QSB of Urban Improvement Fund (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), Paul H. Pfleger, as the equivalent of the Chief
Executive Officer of the Partnership, and John M. Orehek as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

1) The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




/s/Paul H. Pfleger
Name:  Paul H. Pfleger




/s/John M. Orehek
Name:  John M. Orehek


This certification accompanies the Report pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley
Act of 2002, be deemed filed by the Partnership for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended.