Form 10QSB
period 2003-06-30
URBAN IMPROVEMENT FUND LIMITED 1972
filed 2003-08-26
CIK 850453

UNITED STATES

            SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C. 20549

                       FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2003

                         OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to         .

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


                PART I - FINANCIAL INFORMATION

                 Item 1 - Financial Statements

                       BALANCE SHEETS

                URBAN IMPROVEMENT FUND LIMITED
                    (A Limited Partnership)


                           ASSETS



                                  June 30,    December 31,
                                   2003           2002

Cash                          $    19,400     $    42,882

Total Assets                  $    19,400     $    42,882


             LIABILITIES AND PARTNERS' - (DEFICIT)

Advance from General Partner  $   528,586     $   528,586

Distribution payable                  642             642

Total Liabilities                 529,228         529,228

Partners' (Deficit):
General Partner - 5 Partnership
units authorized, issued and
outstanding                          (437)           (414)

  Limited Partners - 5,830
Partnership units
authorized, issued and
outstanding                       (509,391)      (485,932)
                                  (509,828)      (486,346)

Total Liabilities and
Partners'(deficit)             $    19,400    $    42,882





Unaudited.  See accompanying notes to financial statements.



            CAPITALIZATION AND PARTNERS' (DEFICIT)

                URBAN IMPROVEMENT FUND LIMITED
                   (A Limited Partnership)


                                   June 30,   December 31,
                                     2003        2002
General Partner Interest -
5 Partnership units issued
and outstanding                 $     5,000   $     5,000

Limited Partners' Interest
- 5,830 Partnership units
issued and outstanding            5,830,000     5,830,000

Total                             5,835,000     5,835,000

Offering Expenses                  (641,492)     (641,492)

Distributions to partners          (861,150)     (861,150)

Accumulated loss through
December 31, 2002                (4,818,704)   (4,818,704)

Loss for the six-month period
ended June 30, 2003                 (23,482)            0
                                 (6,344,828)   (6,321,346)

Partners' (deficit) at
end of period                   $  (509,828)  $  (486,346)




Unaudited.  See accompanying notes to financial statements.


                    STATEMENTS OF INCOME

              URBAN IMPROVEMENT FUND LIMITED
                  (A Limited Partnership)



                 For the Three-Month   For the Six-Month
                    Period Ended          Period Ended
                      June 30,              June 30,
                 2003         2002      2003        2002

Revenues         $    142 $     169   $     231  $     429

Cost and expenses:

Professional fees   7,500     4,000       9,500      7,580

Management fee     10,000    10,000      20,000     20,000

Other expense       1,195         1       2,071      1,236
                   18,695    14,001      31,571     28,816

Loss before
equity in loss
of Local Limited
Partnerships     (18,553)   (13,832)   (31,340)   (28,387)

Equity in income
of Local Limited
Partnerships       7,858      7,956      7,858      7,956

Net loss      $  (10,695) $  (5,876) $ (23,482) $ (20,431)

Allocation of Net Loss:

Net loss allocated to
General Partner       (9)        (5)       (20)        (17)

Net loss allocated
to Limited
Partners         (10,686)    (5,871)   (23,459)    (20,414)

              $  (10,695) $  (5,876) $ (23,482) $  (20,431)

Net loss allocated
to Limited
Partners per
Limited Partner-
ship Unit (5,830
units out-
standing at
June 30, 2003
and 2002)     $       (2) $      (1) $      (4) $       (4)




Unaudited.  See accompanying notes to financial statements.


                    STATEMENTS OF CASH FLOWS

                URBAN IMPROVEMENT FUND LIMITED
                    (A Limited Partnership)


                                    For the Three-Month
                                       Period Ended
                                         June 30,
                                    2003           2002
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net income (loss)                $ (10,695)   $   (5,876)
Adjustments to reconcile net
income to net cash used by
operating activities:
Equity in income of local
limited partnerships                (7,858)       (7,956)
Increase (decrease) in
accounts payable, manage-
ment fees payable and
payable to affiliates              (10,000)        4,000
  Total adjustments                (17,858)       (3,956)

Net cash used by
operating activities               (28,553)       (9,832)

CASH FLOWS FROM
INVESTING ACTIVITIES:
Distributions                        7,858         7,956
Net cash provided by
investing activities                 7,858         7,956

NET INCREASE (DECREASE)
IN CASH AND
CASH EQUIVALENTS                   (20,695)       (1,876)

CASH BALANCE AT BEGINNING
OF PERIOD                           40,095        90,868

CASH BALANCE AT END OF
PERIOD                           $  19,400    $   88,992

                                    For the Six-Month
                                       Period Ended
                                  June 30,      June 30,
                                   2003           2002
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net income (loss)                $ (23,482)    $ (20,431)
Adjustments to reconcile
Net income to net cash
used by operating
activities:
Equity in income of local
limited partnerships                (7,858)       (7,956)
Increase (decrease) in
accounts payable, manage-
ment fees payable and
payable to affiliates                    0        11,666
 Total adjustments                  (7,858)        3,710

Net cash used by
operating activities               (31,340)      (16,721)

CASH FLOWS FROM
INVESTING ACTIVITIES:
Distributions                        7,858         7,956
Net cash provided by
investing activities                 7,858         7,956

NET INCREASE (DECREASE)
IN CASH AND CASH
EQUIVALENTS                        (23,482)       (8,765)

CASH BALANCE AT
BEGINNING OF
PERIOD                              42,882        97,757

CASH BALANCE AT
END OF PERIOD                    $  19,400    $   88,992


Unaudited.  See accompanying notes to financial statements.


          NOTES TO SUMMARIZE FINANCIAL INFORMATION
                        June 30, 2003

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2002.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board
("FASB") issued Interpretation No. 46 ("FIN 46"),
Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.
Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February
1, 2003, FIN 46 will apply beginning July 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The
Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The
Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on net earnings, the Partnership cannot make any definitive conclusion until it completes its evaluation.

Note 2 - Method of Accounting - As of June 30, 2003, the
Partnership has investments in two active real estate limited partnerships (Local Limited Partnerships); Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited
Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited
Partnership, after an investment is reduced to zero, are recognized as losses.

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

Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at June 30, 2003 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Advances from General Partner

The General Partner made advances to the Partnership to fund operations of the Local Limited Partnerships in the early years of the Partnership. The advances are non-interest bearing and due on demand. The balance at June
30, 2003 and December 31, 2002 was $528,586.

Note 3 - Management of Urban Improvement Fund Limited -
Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General
Partner an annual management fee equal to fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000. The Partnership recorded and paid an annual management fee expense of $40,000 for the year ended December 31, 2002. As of June 30, 2003, the
Partnership has recorded management fees of $20,000.

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

Note 4 - Investments in Local Limited Partnerships - As of
June 30, 2003, the Partnership has investments in two active real estate Limited Partnerships (Local Limited
Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment, advances and unamortized costs of acquisition less the Partnership's share of losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local
Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local
Limited Partnership.

The Partnership has an investment in one Limited
Partnership that sold its real estate during 1984.  This
Partnership (Alms Hill Apartments, Ltd.) holds a note receivable for a portion of the sales proceeds.

The investment in Local Limited Partnerships is comprised of:

                       June 30, 2003     December 31, 2002

Capital contributions   $   556,642         $   556,642
Distributions              (540,237)           (532,379)
Equity in loss             (189,839)           (197,697)
Unamortized costs
of acquisitions             173,434             173,434

                        $         0          $        0

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

During the year ended 2002, cash distributions from Local
Limited Partnerships totaled $7,956. As of June 30, 2003, cash distributions from Local Limited Partnerships totaled
$7,858. These funds were utilized to fund operations and repay General Partner Advances. The General Partner anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

At June 30, 2003 and December 31, 2002, the Partnership had advances from the General Partner of $528,586. At June 30,
2003, the Partnership has recorded management fees of $20,000 to the General Partner. The Partnership has used excess cash to repay management fees and these types of obligations in the past, and the General Partner expects to continue making payments as cash is available.

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


                 PART II - OTHER INFORMATION

Items 1 through 5 not applicable

Item 6 Exhibits and Reports on Form 8-K

      a) Exhibits
         99   Certification pursuant to 18 U.S.C. Section
              1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      b) Reports on Form 8-K
         The registrant has not filed a report on Form 8-K during the quarter ending June 30, 2003.


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


                Certification of CEO and CFO
             Pursuant to 18 U.S.C. Section 1350,
             as Adopted Pursuant to Section 906
             of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Urban Improvement Fund (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), Paul H. Pfleger, as the equivalent of the Chief
Executive Officer of the Partnership, and John M. Orehek as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

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