Form 10QSB
period 2003-09-30
URBAN IMPROVEMENT FUND LIMITED 1972
filed 2003-11-12
CIK 850453

UNITED STATES

       SECURITIES AND EXCHANGE COMMISSION

             Washington, D.C. 20549

                    FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________.

Commission File Number 2-43162

               URBAN IMPROVEMENT FUND LIMITED
(Exact name of small business issuer (Issuer) as specified in its charter)

       California                       95-6398192
State or other jurisdiction of       (I.R.S. Employer
incorporation or organization       Identification No.)

1201 Third Avenue, Suite 5400,
Seattle, Washington                        98101-3076
Address of principal executive offices)    (ZIP code)

Issuer's telephone number, including area code:
(206) 622-9900


Indicate by check mark whether the Issuer (1) has filed all
reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12
months and (2) has been subject to such filing requirements
for the past 90 days.  Yes   XX    No.


            PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                   BALANCE SHEETS

          URBAN IMPROVEMENT FUND LIMITED
             (A Limited Partnership)




                        ASSETS



                             September 30,    December 31,
                                 2003              2002

Cash                         $    19,845       $    42,882

Total Assets                 $    19,845       $    42,882



             LIABILITIES AND PARTNERS' - (DEFICIT)

Accounts payable             $     3,000       $         0

Management fee payable            10,000                 0

Advance from General Partner     528,586           528,586

Distribution payable                 642               642

Total Liabilities                542,228           529,228

Partners' (Deficit):
General Partner - 5 Partnership
  Units authorized, issued and
  Outstanding                       (445)              414)

Limited Partners - 5,830
  Partnership units authorized,
  issued and outstanding        (521,938)         (485,932)
                                (522,383)         (486,346)

Total Liabilities and
  Partners' (deficit)        $    19,845       $    42,882




Unaudited.  See accompanying notes to financial statements.



         CAPITALIZATION AND PARTNERS' (DEFICIT)

            URBAN IMPROVEMENT FUND LIMITED
               (A Limited Partnership)



                             September 30,    December 31,
                                 2003             2002
General Partner
  Interest - 5 Partner-
  ship units issued and
  outstanding                $     5,000      $     5,000

Limited Partners' Interest -
  5,830 Partnership units
  issued and outstanding       5,830,000        5,830,000

Total                          5,835,000        5,835,000

Offering Expenses               (641,492)        (641,492)

Distributions to partners       (861,150)        (861,150)

Accumulated loss through
  December 31, 2002           (4,818,704)      (4,818,704)

Loss for the nine-month
  Period ended September
  30, 2003                       (36,037)               0
                              (4,854,741)      (4,818,704)

Partners' (deficit) at
  end of period              $  (522,383)     $  (486,346)




Unaudited.  See accompanying notes to financial statements.


              STATEMENTS OF INCOME

         URBAN IMPROVEMENT FUND LIMITED
            (A Limited Partnership)



                 For the Three-Month     For the Nine-Month
                    Period Ended            Period Ended
                    September 30,           September 30,
                   2003       2002         2003        2002

Revenues        $    819    $    146    $   1,050    $    575

Cost and expenses:

Professional fees  3,000       8,137       12,500      15,717

Management fee    10,000      10,000       30,000      30,000

Other expense        374          28        2,445       1,263
                  13,374      18,165       44,945      46,980

Loss before
  equity in
  loss of
  Local Limited
  Partnerships   (12,555)    (18,019)     (43,895)    (46,405)

Equity in
  income of
  Local Limited
  Partnerships         0           0        7,858       7,956

Net loss       $ (12,555) $  (18,019)   $ (36,037)  $ (38,449)

Allocation of
  Net Loss:

Net loss
  allocated to
  General Partner      (11)      (15)         (31)        (34)

Net loss
 allocated to
 Limited Partners  (12,544)   (18,004)    (36,006)    (38,415)

                $  (12,555) $ (18,019)  $ (36,037)  $ (38,449)

Net loss
  allocated to
  Limited
  Partners per
  Limited
  Partnership
  Unit (5,830
  units out-
  standing at
  September 30,
  2003 and 2002) $       (2) $      (3)  $      (6)  $     (7)



Unaudited.  See accompanying notes to financial statements.



                  STATEMENTS OF CASH FLOWS

               URBAN IMPROVEMENT FUND LIMITED
                   (A Limited Partnership)



                     For the Three-Month  For the Nine-Month
                        Period Ended         Period Ended
                        September 30,        September 30,
                      2003        2002      2003      2002
CASH FLOWS FROM
  OPERATING
  ACTIVITIES:
Net income (loss)  $(12,555)  $ (18,019)  $(36,037)  $(38,449)
Adjustments to
  reconcile net
  income to net
  cash used by
  operating
  activities:
Equity in income
  of local limited
  partnerships            0           0     (7,858)    (7,956)
Increase (decrease)
  in accounts
  payable, manage-
  ment fees payable
  and payable to
  affiliates          13,000    (13,999)    13,000     (2,334)
Total adjustments     13,000    (13,999)     5,142    (10,290)

Net cash used
  by operating
  activities             445    (32,018)   (30,895)   (48,739)

CASH FLOWS FROM
  INVESTING ACTIVITIES:
Distributions              0          0      7,858      7,956
Net cash provided by
  investing activities     0          0      7,858      7,956

NET INCREASE (DECREASE)
  IN CASH AND
  CASH EQUIVALENTS       445    (32,018)   (23,037)   (40,783)

CASH BALANCE AT
  BEGINNING OF
  PERIOD              19,400      88,992     42,882    97,757

CASH BALANCE AT
  END OF PERIOD    $  19,845  $   56,974  $  19,845 $   56,974



Unaudited.  See accompanying notes to financial statements.



          NOTES TO SUMMARIZE FINANCIAL INFORMATION
                   September 30, 2003

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

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

Note 2 - Method of Accounting - As of September 30, 2003, the Partnership has investments in two active real estate limited partnerships (Local Limited Partnerships); Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at September 30, 2003 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Advances from General Partner

The General Partner made advances to the Partnership to fund operations of the Local Limited Partnerships in the early years of the Partnership. The advances are non-interest bearing and due on demand. The balance at September 30, 2003 and December 31, 2002 was $528,586.

Note 3 - Management of Urban Improvement Fund Limited - Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000. The Partnership recorded and paid an annual management fee expense of $40,000 for the year ended December 31, 2002. As of September 30, 2003, the Partnership has recorded management fees of $30,000.

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

Note 4 - Investments in Local Limited Partnerships - As of September 30, 2003, the Partnership has investments in two active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment, advances and unamortized costs of acquisition less the Partnership's share of losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership.

The Partnership has an investment in one Limited Partnership that sold its real estate during 1984. This Partnership (Alms
Hill Apartments, Ltd.) holds a note receivable for a portion of the sales proceeds.

The investment in Local Limited Partnerships is comprised of:

                     September 30, 2003      December 31, 2002

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

During the year ended 2002, cash distributions from Local Limited Partnerships totaled $7,956. As of September 30, 2003, cash distributions from Local Limited Partnerships totaled $7,858. These funds were utilized to fund operations and repay General Partner Advances. The General Partner anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

At September 30, 2003 and December 31, 2002, the Partnership had advances from the General Partner of $528,586. At September 30, 2003, the Partnership has recorded management fees of $30,000 to the General Partner. The Partnership has used excess cash to repay management fees and these types of obligations in the past, and the General Partner expects to continue making payments as cash is available.

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

b) Reports on Form 8-K
   The registrant has not filed a report on Form 8-K during the quarter ending September 30, 2003.


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




             URBAN IMPROVEMENT FUND LIMITED
                        (Issuer)
       By:  Interfinancial Real Estate Management
                 Company, General Partner





Date:  November 12, 2003
/s/Paul H. Pfleger
Paul H. Pfleger
Chairman of the Board
Interfinancial Real Estate Company,
equivalent of the
Chief Executive Officer of the Partnership




Date:  November 12, 2003
/s/John M. Orehek
John M. Orehek
Senior Vice President
Interfinancial Real Estate Company,
equivalent of the
Chief Financial Officer of the Partnership


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

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the registrant and we have:

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

Date:  November 12, 2003
/s/Paul H. Pfleger
Paul H. Pfleger
Chairman of the Board
Interfinancial Real Estate Company,
equivalent of the
Chief Executive Officer of the Partnership

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

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the registrant and we have:

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

Date:  November 12, 2003
/s/John M. Orehek
John M. Orehek
Senior Vice President
Interfinancial Real Estate Company,
equivalent of the
Chief Financial Officer of the Partnership

                 Certification of CEO and CFO
             Pursuant to 18 U.S.C. Section 1350,
             as Adopted Pursuant to Section 906
              of the Sarbanes-Oxley Act of 2002




In connection with the Quarterly Report on Form 10-QSB of Urban Improvement Fund (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Paul H. Pfleger, as the equivalent of the Chief Executive Officer of the Partnership, and John M. Orehek as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

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