Form 10KSB
period 2003-12-31
URBAN IMPROVEMENT FUND LIMITED 1972
filed 2004-08-30
CIK 850453

UNITED STATES

           SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C. 20549

                     FORM 10-KSB
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $271

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership units were sold, or the average bid and asked prices of such partnership units as of December 31, 2003. No market exists for the limited partnership units of the Issuer, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE
None

The matters discussed in this report contain certain forward-looking statements, including without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation including costs associated with prosecuting and defending claims and any adverse outcomes; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time-to-time with the Securities and Exchange Commission.


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

The Partnership acquired equity interests as a limited partner in ten (10) local limited partnerships. Prior to 2003, five of these projects were sold through trustee's sales (foreclosures by the Secretary of Housing and Urban Development). The assets of three additional properties have been sold. However, the Alms Hill Partnership, one of the local limited partnerships, is still in existence with a note receivable for the sales proceeds of the property. The remaining two properties plus the Alms Hill Partnership are described hereof.

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
  Waco, Texas


                             Financed
                            Insured and     Units Receiving
Property Name, Location     Subsidized     Rental Assistance
And Partnership Name           Under         Under Section 8

Lakewood Apartments         Section 236           108
  Vinton, West Virginia

The Villages                Section 221(d)(3)      250
  Waco, Texas

                                 Occupancy Percentage
                                 For the Year Ended
Property Name, Location             December 31,
And Partnership Name             2003         2002

Lakewood Apartments               99%          99%
  Vinton, West Virginia

The Villages                      96%          93%
  Waco, Texas

Although each Local Limited Partnership in which the Partnership has invested owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, this insulates the Properties from market competition.

Regulation

General

Multifamily apartment properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, activity centers and other common areas. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws effecting development, construction and safety requirements, may result in significant unanticipated expenditures, which would adversely affect the properties' cash flow from operating activities. In addition, future enactment of rent control or rent stabilization laws or other laws regulating multifamily housing may reduce rental revenue or increase operating costs in particular markets.

Regulation of Affordable Housing

The real estate business is highly competitive. The Issuer competes with numerous established apartment owners and real estate developers of low-income housing having greater financial resources. There is additional risk of new construction occurring in areas where the Issuer has invested in existing government-assisted housing

Regulation of Affordable Housing - Continued

projects. Moreover, the outlook for subsidized housing is not determinable, given existing and proposed federal legislation. The Issuer's income is entirely dependent upon revenues received from the limited partnerships in which it is a limited partner. Investment in federally-assisted housing is subject to significant regulations. These regulations limit, among other things, the amount of return allowed on the initial equity investment, the manner in which such properties may be sold, and the persons to whom such properties may be sold.

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

HUD Approval and Enforcement

The properties owned by the Partnership are subject to regulations by HUD. Under its regulations, HUD reserves the right to approve the owner and the manager of HUD-insured and HUD-assisted properties, as well as their "principals" (e.g., general partners, stockholders with 10% or greater interest, officers and directors) in connection with the acquisition of a property, participation in HUD programs or the award of a management contract. This approval process is commonly referred to as "2530 Clearance." HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations and takes performance and compliance into account in approving the acquisition of management of HUD-assisted properties.

Management believes that the Partnership's properties are covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

Laws Benefiting Disabled Persons

Under the Americans with Disabilities Act of 1990, all places of public accommodations are required to meet certain federal requirements related to access and use by disabled persons.
 These requirements became effective in 1992. A number of additional federal, state and local laws may also require modifications to the Properties, or restrict certain further renovations of the Properties, with respect to access thereto by disabled persons. For example, the Fair Housing Amendments act of 1988 requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any noncomplying feature, which could result in substantial capital expenditures. Although the Partnership believes that its properties are substantially in compliance with present requirements, it may incur unanticipated expenses to comply with these laws.

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

Item 2.  Properties

The Issuer owns equity interests as a Limited Partner in the following real estate projects as of December 31, 2003:

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

Occupancy Rates

    Partnership                2003          2002

    Lakewood Apartments         99%           99%
    The Villages                96%           93%

Average Annual Rental Per Unit

   Partnership                  2003          2002

   Lakewood Apartments        $ 5,556       $ 5,576
   The Villages               $ 7,956       $ 7,989

Property Real Estate Taxes

   Partnership                  2003           2002

   Lakewood Apartments         $30,595       $29,737
   The Villages                $75,614       $71,828

Federal Tax Basis Information

                        Federal      Original Building
Partnership            Tax Basis       Method  Life

Lakewood Apartments     $1,528,756       SL    20-35
The Villages            $3,332,254       SL    25-39

                   Bldg. Improvements   Personal Property
Partnership          Method  Life        Method  Life

Lakewood Apartments     SL   20-35          SL    5-10
The Villages            SL   25-39          DDB   10

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

During the year ended December 31, 2003, an affiliate of the General Partner purchased 197 units at an average price of $4.55 per unit. The affiliate of the General Partner owns 285 units of limited partnership interest at December 31, 2003.

Interfinancial Real Estate Management Company, the General
Partner, owned 201 units of limited partnership interest at December 31, 2003.

In addition, 1 partner transferred 30 units to individuals or entities. The Partnership does not have any details regarding the purpose or consideration involved in these transfers. These types of transfers are usually a result of the following actions:

1. Due to the divorce of the partner, the interest is fully or partially transferred to a spouse.

2. Due to tax planning, the interest is transferred to a trust.

3. Due to the death of the partner, the interest is transferred to a trust or the beneficiaries of the estate.

4. The interest is gifted to a charitable organization.

The Issuer has no officers or directors.  Interfinancial Real
Estate Management Company, the General Partner of the Issuer, is a corporation.

There have been no cash distributions to partners during the year ended December 31, 2003 or 2002. Distributions can only be paid from available cash flow.

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

During the period 2003 and 2002, cash distributions from Local Limited Partnerships totaled $7,858 in 2003 and $7,956 in 2002. These funds were utilized to fund operations and repay General Partner Advances. The General Partner anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

At December 31, 2003 and 2002, the Partnership had advances from the General Partner of $528,586. The Partnership has used excess cash to repay management fees and these types of obligations in the past, and the General Partner expects to continue making payments as cash is available.

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

                                          2003           2002

Urban's share of distributions         $  7,858       $  7,956

The General Partner believes the level of distributions received will fund the general and administrative expenses of the Partnership.

Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to three-tenths of one percent of invested assets. The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $40,000. During 2003 and 2002, the Partnership recorded management fee expense of $40,000 and paid these fees from cash on hand. Most of the cash on hand was realized from the sales of local limited partnerships in prior years.

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

At December 31, 2003, the Partnership had investments in two active real estate limited partnerships as a Limited Partner. The Partnership carries such investments on the equity method of accounting. The Partnership discontinues recording losses for financial reporting purposes when its investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. At year-end, all of the investments were reduced to zero. The equity in income in Local Limited Partnerships resulted from either Local Limited Partnerships, whose investments have not been reduced to zero, reporting income from operations and/or Local Limited Partnerships, whose investments have been reduced to zero, who paid distributions or repaid an advance. Additional advances to Local Limited Partnerships, after an investment is reduced to zero, are recorded as losses. The components of the Partnership's equity in net income of the Local Limited Partnerships for 2003 and 2002 is summarized as follows:

                                  2003            2002

Distributions received from
  Partnerships with zero
    investments:
      Lakewood Apartments        $  7,858       $  7,956

Equity in income of Local
  Limited Partnerships           $  7,858       $  7,956

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

The Partnership's investment objectives are to preserve and protect Partnership capital and provide capital appreciation through increase value of the Partnership's investment.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests
in the entity.   Prior to the issuance of FIN 46, entities
were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 as applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measure certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has adopted SFAS 150 as of July 1, 2003. Additionally, in September 2003, the FASB staff indicated that SFAS 150 also applies to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 for finite life partnership. The adoption of SFAS 150 did not have a material impact on the Partnership's results of operations taken as a whole.

Item 7.  Financial Statements

Urban Improvement Fund Limited

List of Financial Statements

Report of Carter & Company, Certified Public Accountants, LLC, Independent Auditor - for the year ended December 31, 2003. Report of Kenneth W. Bryant, Certified Public Accountant, LLC, Independent Auditor - for the year ended December 31, 2002.

Balance Sheet - December 31, 2003

Statements of Operations - Years ended December 31, 2003 and 2002

Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 2003 and 2002.

Statements of Cash flows - Years ended December 31, 2003 and 2002

Notes to Financial Statements

CARTER & COMPANY
Certified Public Accountants, LLC
                                  555 North Point Center East
                                  Fourth Floor
                                  Alpharetta, Georgia 30022
                                  Phone - 678-366-5005
                                  Fax - 678-366-5151

               INDEPENDENT AUDITORS' REPORT

To the Partners
Urban Improvement Fund Limited

We have audited the accompanying balance sheet of Urban Improvement Fund, Limited (a Limited Partnership) as of December 31, 2003, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the two Urban Improvement Fund Limited's Local Limited Partnership investments whose combined financial statements are shown in Note 4. These statements were audited by other auditors whose reports have been furnished to us, and our opinion, to the extent it relates to the amounts included for these Local Limited Partnership investments, is based solely on the reports of the other auditors. Urban Improvement Fund Limited's investment in these partnerships has been reduced to zero. The financial statements of Urban Improvement Fund Limited as of December 31, 2002 were audited by other auditors whose report dated April 2, 2003 expressed an unqualified opinion.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Improvement Fund Limited as of December 31, 2003, and the results of its operations and its cash flows for the year ended December 31, 2003, in conformity accounting principles generally accepted in the United States of America.




        /s/Carter & Company, Certified Public Accountants, LLC





Atlanta, Georgia
March 25, 2004

                          Kenneth W. Bryant
                      Certified Public Accountant
                      555 North Point Center East
                        Fourth Floor, Suite 459
                          Alpharetta, GA 30022
                               678-366-4550


                       INDEPENDENT AUDITOR'S REPORT

To the Partners
Urban Improvement Fund Limited

I have audited the accompanying balance sheet of Urban Improvement Fund, Limited (a Limited Partnership) as of December 31, 2002, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit. I did not audit the financial statements of the two Urban Improvement Fund Limited's Local Limited Partnership investments whose combined financial statements are shown in Note 4. These statements were audited by other auditors whose reports have been furnished to us, and our opinion, to the extent it relates to the amounts included for these Local Limited Partnership investments, is based solely on the reports of the other auditors. Urban Improvement Fund Limited's investment in these partnerships has been reduced to zero.

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

In my opinion, based on my audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Improvement Fund Limited as of December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002, in conformity accounting principles generally accepted in the United States of America.




      /s/Kenneth W. Bryant, Certified Public Accountant, LLC





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
Silver Spring, Maryland

I have audited the accompanying balance sheet of Lakewood Apartments (A Limited Partnership), as of December 31, 2003 and the related statements of income, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakewood Apartments Limited Partnership, as of December 31, 2003, and the results of its operations changes in partners' equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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


Arlington, Virginia
February 9, 2004


                   INDEPENDENT AUDITORS' REPORT


To the Partners
The Villages LTD.
(A Limited Partnership)

We have audited the accompanying balance sheet of The Villages LTD., Project No. 112-35035 LD, (a limited partnership) as of December 31, 2003, and the related statements of income, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Villages LTD. at December 31, 2003, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles applied on a basis consistent with that of the preceding year.

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

                         /s/Hatter & Associates, L.L.P.
                            Certified Public Accountants

Hatter & Associates
Ft. Worth, Texas
February 4, 2004

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


                      /s/Crabtree, Crabtree & Hatter, L.L.P.
                         Certified Public Accountants

Azle, Texas
January 26, 2003

URBAN IMPROVEMENT FUND LIMITED
(A Limited Partnership)

BALANCE SHEET

December 31, 2003




                              ASSETS


Cash and cash equivalents                      $   16,930
Investments in and advances to Local
 Limited Partnerships accounted for
 on the equity method - Note 4                          0

                                               $   16,930




           LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Accounts payable                               $      258
Management fee payable                             20,000
Advance from General Partner                      528,586
Distribution payable                                  642
                                                  549,486

Partners' capital (deficit) - Note 2
 General Partners - 5 partnership units
  authorized, issued and outstanding                 (454)
 Limited Partners - 5,830 partnership
  units authorized, issued and outstanding       (532,102)
                                                 (532,556)

Commitments and contingent liabilities -
  Notes 6 and 7                                $   16,930




The Notes to Financial Statements are an integral part of these Statements.


URBAN IMPROVEMENT FUND LIMITED
(A Limited Partnership)

STATEMENTS OF OPERATIONS

                                   Year Ended December 31,
                                       2003       2002

Interest income                     $      271   $      654

Expenses:
 Management fees - Note 3               40,000       40,000
 Other expenses                         14,339       21,151
                                        54,339       61,151
 Loss before equity in income of
  Local Limited Partnerships           (54,068)     (60,497)
 Equity in income of Local Limited
  Partnerships - Note 4                  7,858        7,956

 Net income (loss)                  $  (46,210)  $  (52,541)

Allocation of net income (loss):
 Net income (loss) allocated to
  General Partners                  $      (40)  $      (46)
 Net income (loss) allocated to
  Limited Partners                     (46,170)     (52,495)

                                    $  (46,210)  $  (52,541)

Net financial reporting income
 (loss) per unit:
  General partnership units (5
   Units Outstanding allocated
   to General Partner)               $       (8)  $       (9)
  Limited partnership units
   (5,830 units outstanding
   allocated to Limited Partners)    $       (8)  $       (9)






The Notes to Financial Statements are an integral part of these Statements.


URBAN IMPROVEMENT FUND LIMITED
(A Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)



                              General     Limited
                              Partner     Partners    Total


Partners' capital
 (deficit) at
 January 1, 2002      $     (368)   $ (433,437)   $ (433,805)

Net income (loss)
 - 2002                      (46)      (52,495)       (52,541)

Partners' capital
 (deficit) at
 December 31, 2002           (414)    (485,932)      (486,346)

Net income (loss)
 - 2003                       (40)     (46,170)       (46,210)

Partners' capital
 (deficit) at
 December 31, 2003     $     (454)   $ (532,102)   $ (532,556)



The Notes to Financial Statements are an integral part of these Statements.


URBAN IMPROVEMENT FUND LIMITED
(A Limited Partnership)

STATEMENTS OF CASH FLOWS




                                    Year ended December 31,
                                        2003      2002
CASH FLOWS FROM OPERATING
ACTIVITIES:
 Net income (loss)                  $  (46,210)   $  (52,541)
 Adjustments to reconcile net
  income (loss) to net cash used
  by operating activities:
 Equity in net income of Local
  Limited Partnerships                  (7,858)       (7,956)
 Increase (decrease) in accounts
  payable, management fees payable
  and payable to affiliates             20,258        (2,334)
Total adjustments                       12,400       (10,290)
Net cash used by operating activities  (33,810)      (62,831)

CASH FLOWS FROM INVESTING
ACTIVITIES:
 Current year distributions received     7,858         7,956
Net cash provided by investing
 Activities                              7,858         7,956

NET DECREASE IN CASH AND
 CASH EQUIVALENTS                      (25,952)      (54,875)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR               $   42,882    $   97,757

CASH AND CASH EQUIVALENTS
 AT END OF YEAR                     $   16,930    $   42,882




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

Advances from General Partner

The General Partner made advances to the Partnership to fund operations of the Local Limited Partnerships in the early years of the Partnership. The advances are non-interest bearing and due on demand. The balance at December 31, 2003 and 2002 was $528,586.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accrued results could differ from these estimates.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests
in the entity.   Prior to the issuance of FIN 46, entities
were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 as applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measure certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has adopted SFAS 150 as of July 1, 2003. Additionally, in September 2003, the FASB staff indicated that SFAS 150 also applies to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 for finite life partnership. The adoption of SFAS 150 did not have a material impact on the Partnership's results of operations taken as a whole.

Note 1 - Organization and Accounting Policies - Continued

  Investment in Local Limited Partnerships

As of December 31, 2003, the Partnership had investments in two active real estate limited partnerships (Local Limited Partnerships). Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership Agreements, these investments are accounted for on the equity method (Note 4). The investment account represents the sum of the capital investment, advances and unamortized cost of acquisition less the Partnership's share of losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships after the Partnership's investment has been reduced to zero are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

Initial rent-up fees paid by the Partnership to the General Partner of the Local Limited Partnerships, deducted when paid for income tax purposes (Note 2), are capitalized as costs of acquisition of the Local Limited Partnerships and is included in the investment in Local Limited Partnership balance for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives (fifteen to thirty-five years) of the Local Limited Partnerships' properties. Amortization is discontinued when the investment is reduced to zero. There was no amortization during 2003 and 2002.

The Partnership has an investment in one limited partnership that sold its real estate during 1983. This partnership (Alms Hill Apartments, Ltd.) holds a note receivable for a portion of the sales proceeds. The sale of the property was recognized on the cost recovery method to first recognize the recovery of the asset value, then recognize the gain as the proceeds are received. Interest will accrue at eighteen percent on the unpaid principal balance of $500,000. Unpaid interest and principal was due August 1, 1993. The due date was initially extended for a five-year term to August 1, 1998, at which time the due date was extended for an additional five year term through August 1, 2003. The General Partner has not initiated foreclosure proceedings on its note. During the extension period, interest will accrue only to the extent of surplus cash payments. Payments after 1989 can only be made from cash flow of the Local Limited Partnership, as defined in its partnership agreement. No cash flow payments have been received by the Partnership.

Note 1 - Organization and Accounting Policies - Continued

  Investment in Local Limited Partnerships - Continued

The Partnership's equity in net income of the Local Limited
Partnerships is summarized as follows:

                                          2003          2002

Distributions received from Partnerships
 with zero investments:
  Lakewood Apartments                    $  7,858     $  7,956

Equity in income of Local Limited
  Partnerships                           $  7,858     $  7,956

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

Note 2 - Reconciliation Between Net Income (Loss) and
Partners' Capital (Deficit) For Financial Reporting Purposes and Income Tax Reporting Purposes

A reconciliation of the Partnership's income (loss) for financial reporting purposes and the Partnership's income
(loss) for income tax reporting purposes follows:

                                           December 31,
                                       2003           2002
Net income (loss) for financial
 Reporting purposes              $   (46,210)   $   (52,541)
Equity in deductions taken by
 Local Limited Partnerships for
 income tax reporting purposes       164,617        257,984
Net income (loss) as reported on
 the federal income tax return   $   118,407    $   205,443

A reconciliation of partners' capital (deficit) for financial reporting purposes and partners' capital (deficit) for income tax reporting purposes follows:

                                           December 31,
                                       2003           2002

Partners' capital (deficit) for
 Financial reporting purposes     $  (532,556)   $  (486,346)

Commissions and offering expenses
 Capitalized for income tax
 reporting purposes and charged
 to capital for financial reporting
 purposes                              641,492       641,492

Equity in cumulative losses
 of Local Limited Partnerships for
 income tax reporting purposes
 in excess of losses for financial
 reporting purposes                   (863,577)    (1,028,194)

Partners' capital (deficit) as
 reported on the federal income
 tax return                        $  (754,641)   $  (873,048)

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

Note 3- Management of Urban Improvement Fund Limited

Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to three-tenths of one percent of invested assets. The fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000. The Partnership recorded an annual management fee expense of $40,000 per year for the years ended December 31, 2003 and 2002. At December 31, 2003, the Partnership recorded accrued management fees to the General Partner in the amount of $20,000.

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

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

Investments in and advances to the Local Limited Partnerships accounted for on the equity method are as follows:

                                    Equity In
                      Capital         Income
                    Contributions    (Losses)    Subtotal
December 31, 2003:

Lakewood Apts        $ (43,558)   $  (162,154)   $  (205,712)
The Villages            59,963       (724,609)      (664,646)

                     $  16,405    $  (886,763)   $  (870,358)

                     Equity In    Unamortized
                     Losses Not    Costs of
                     Recorded     Acquisition    Total

Lakewood Apts       $  142,005      $  63,707    $      0
The Villages           554,919        109,727           0

                    $  696,924      $ 173,434    $      0

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

The combined balance sheet of the Local Limited Partnerships accounted for on the equity method at December 31, 2003 and the related combined statements of operations, changes in partners capital (deficit), cash flows and selected footnote disclosures from the audited financial statements of the Local Limited Partnerships for the years ended December 31, 2003 and 2002 are summarized as follows:

COMBINED BALANCE SHEETS OF LOCAL LIMITED PARTNERSHIPS

December 31, 2003

                       Assets

Cash                                              $   227,564
Cash in escrow and other restricted funds             629,575
Accounts receivable                                    44,693
Prepaid expenses                                       78,308
Other assets (net of accumulated amortization)         23,681
                                                    1,003,821

Property on the basis of cost - Note 5:
 Land                                                 251,240
 Buildings and improvements                         5,056,047
                                                    5,307,287
 Less accumulated depreciation                     (4,739,556)
                                                      567,731

                                                  $ 1,571,552

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

COMBINED BALANCE SHEETS OF LOCAL LIMITED PARTNERSHIPS
 - Continued

          Liabilities and Partners' Capital (Deficit)

Mortgage notes payable - Note 6                   $ 2,333,486
Accounts payable and accrued expenses                 101,852
Tenants' security and other deposits                   60,067
                                                    2,495,405

Partners' capital (deficit) per
 accompanying statements                             (923,853)

                                                  $ 1,571,552

COMBINED STATEMENTS OF OPERATIONS OF LOCAL LIMITED PARTNERSHIPS

                                      Year Ended December 31
                                        2003          2002
REVENUE:
 Net rental income                   $2,589,069    $2,448,519
 Financial income                         5,300         7,265
 Other income                            49,279        43,502
  Total revenue                       2,643,648     2,499,286

EXPENSES:
 Administrative                         413,946       397,060
 Utilities                              604,244       476,992
 Operating                              898,143       926,328
 Taxes and insurance                    329,595       304,107
 Financial                              116,216       117,056
 Depreciation and amortization           50,930        51,289
 Other                                    2,776         2,795
  Total expenses                      2,415,850     2,275,627

Net income                           $  227,798    $  223,659

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
OF LOCAL LIMITED PARTNERSHIPS

                           Urban
                         Improvement        Other
                            Fund           Limited
                           Limited        Partners

Partners' capital (deficit)
 at January 1, 2002      $(1,311,706)      $ (38,419)

Net income - 2002            212,476           5,077

Distributions - 2002          (7,956)            (81)

Partners' capital (deficit)
 at December 31, 2002     (1,107,186)        (33,423)

Reallocation of equity
 to partners                  25,750           (6,409)

Net income - 2003            218,936            5,049

Distributions - 2003          (7,858)             (80)

Partners' capital (deficit)
 at December 31, 2003    $  (870,358)        $ (34,863)

                           General
                           Partners            Total

Partners' capital (deficit)
 at January 1, 2002          $ (9,049)          $(1,359,174)

Net income - 2002               6,106               223,659

Distributions - 2002              (81)               (8,118)

Partners' capital (deficit)
 at December 31, 2002          (3,024)           (1,143,633)

Reallocation of equity
 to partners                  (19,341)                    0

Net income - 2003               3,813               227,798

Distributions - 2003              (80)               (8,018)

Partners' capital (deficit)
 at December 31, 2003       $ (18,632)          $  (923,853)


Note 4 - Investments in Local Limited Partnerships Accounted
For on the Equity Method - Continued

COMBINED STATEMENTS OF CASH FLOWS OF LOCAL LIMITED
PARTNERSHIPS

                                      Year Ended December 31,
                                        2003           2002
CASH FLOWS FROM OPERATING
ACTIVITIES:
 Net income                         $  227,798     $  223,659
Adjustments to reconcile net
income to net cash provided by
operating activities:
 Depreciation and amortization          50,930         51,289
 Decrease (increase) in escrows and
  other restricted funds, receivables,
  prepaid expenses and other assets     (3,570)       (25,951)
 Increase (decrease) in accounts pay-
  able, accrued expenses, tenant
  security deposit liability and
  other liabilities                    (71,669)        74,605
Total adjustments                      (24,309)        99,943
Net cash provided by operating
activities                             203,489        323,602

CASH FLOWS FROM INVESTING
ACTIVITIES:
 Purchase of property and equipment    (5,000)              0
 Increase (decrease) in escrows and
 Reserves for replacement              27,902         (87,017)
Net cash provided (used) by
 investing activities                  22,902         (87,017)

CASH FLOWS FROM FINANCING
ACTIVITIES:
 Mortgage principal payments         (178,315)       (166,293)
 Distributions paid                    (8,018)         (8,118)
Net cash provided (used) by
financing activities                 (186,333)       (174,411)

NET INCREASE (DECREASE) IN CASH        40,058          62,174

CASH BALANCE AT BEGINNING OF YEAR     187,506         125,332

CASH BALANCE AT END OF YEAR        $  227,564      $  187,506


SUPPLEMENTAL INFORMATION REGARDING
INTEREST PAYMENTS IS AS FOLLOWS:
Interest paid                      $  102,818      $  109,065

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

A reconciliation between combined net income for financial reporting purposes and the combined net income for income tax reporting purposes follows:

                                      Year Ended December 31,
                                        2003          2002
Combined net income for financial
 reporting purposes                 $  227,798     $  223,659

Differences between depreciation
 for income tax reporting purposes
 and depreciation for financial
 reporting purposes                      1,905         (1,974)

Accrual adjustments for financial
 reporting purposes                    (19,094)        54,581

Combined net income as reported on
 the federal income tax returns     $  210,609     $  276,266

A reconciliation of combined partners' capital (deficit) for financial reporting purposes and combined partners' capital
(deficit) for income tax reporting purposes follows:

                                    Year Ended December 31,
                                     2003             2002
Combined partners' capital
 (deficit) for financial
 reporting purposes            $  (923,853)       $(1,143,633)

Carrying costs during
 Construction capitalized
 for financial reporting
 purposes, excess of
 depreciation for income
 tax reporting purposes
 and accrual adjustments
 for financial reporting
 purposes                          (123,541)         (106,352)

Combined partners' capital
 (deficit) as reported on the
 federal income tax returns     $(1,047,394)      $(1,249,985)

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

Mortgage Notes Payable

Lakewood Apartments and The Villages have mortgages which are insured by the Department of Housing and Urban Development
(HUD) totaling $2,333,486 at December 31, 2003. The mortgage notes payable are secured by deeds of trust on rental property and bear interest at the rate of seven percent per annum. The mortgages will generally be repaid in monthly installments of principal and interest of $29,041 over periods of forty years. HUD makes interest assistance payments on one of the mortgages insured under Section 236 which effectively reduces the mortgage payments to those required for mortgages carrying a one percent interest rate (Note 6).

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

Mortgage Notes Payable - Continued

The scheduled principal reductions for the next five years are as follows:

                        2004             $  191,203
                        2005                205,026
                        2006                219,847
                        2007                235,740
                        2008                252,781
                        Beyond            1,228,889

                                         $2,333,486

National Approved housing Act Subsidies and Restrictions

Under terms of the regulatory agreements with HUD, the two Local Limited Partnerships cannot make cash distributions to partners of the Local Limited Partnerships in excess of six percent per annum of stated equity in the respective projects. Such distributions are cumulative but can only be paid from "surplus cash," as defined in the agreements. The Local Limited Partnerships must deposit all cash in excess of the distributable amounts into residual receipts funds which are under the control of the mortgagees, and from which disbursements must be approved by HUD. As of December 31, 2003, approximately $272,874 could be paid to partners of Lakewood Apartments and The Villages as surplus cash becomes available.

Under terms of the regulatory agreements, the Local Limited
Partnerships are required to make monthly deposits into replacement funds which are under the control of the mortgagees. Such deposits commence with the initial principal payments on the mortgage loans. Expenditures from the replacement funds must be approved by HUD.

The Local Limited Partnerships have entered into Section 8 contracts with HUD to provide financial assistance to qualified tenants of the apartment units. Under terms of these contracts, HUD will pay a portion of the rent on behalf of qualified tenants. The maximum dollar amount of these payments is limited by HUD. A substantial portion of rental income is collected through these contracts. During 2003 and 2002, the Local Limited Partnerships received $1,821,399 and $1,727,464, respectively, in rent supplement and Section 8 funds. The contracts expire through August 2004. Renewal is subject to HUD approval.

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

Note 4 - Investments in Local Limited Partnerships Accounted
For on the Equity Method - Continued

Management - Continued

                     Percent of     2003      Affiliate of
Partnership           Revenue      Expense    General Partner

Lakewood Apartments     11.52%      $ 66,782       Yes
The Villages             6.00%      $116,614       Yes

Additionally during 2003, the general partner of Lakewood
Apartments received an administrative fee of $2,900.


Note 5 - Real Estate and Accumulated Depreciation of Local
Limited Partnerships in which Urban Improvement Fund Limited has an Investment

                                   Buildings
   Description                       and
   Partnership           Land     Improvement     Total
Location   No. of Units

Lakewood
 Apartments
 Vinton, VA     108     $ 59,882   $ 1,723,793   $ 1,783,675
The Villages,
 Ltd.
 Waco, TX       250      191,358     3,332,254     3,523,612

                        $251,240    $ 5,056,047   $ 5,307,287

                                                Date of
   Description                 Accumulated    Completion of
   Partnership                 Depreciation   Construction
Location       No. of Units

Lakewood
 Apartments
 Vinton, VA        108         $  1,560,711        1974
The Villages,
 Ltd.
 Waco, TX          250            3,178,845         1974

                               $  4,739,556

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



                       Buildings
                           and       Total     Accumulated
              Land     Improvement    Cost     Depreciation

Balance at
 January 1,
 2001      $ 251,240   $5,076,954   $5,328,194   $4,667,414

Acquisitions       0            0            0            0
Dispositions       0      (25,907)     (25,907)     (25,907)
Depreciation
 expense           0            0            0       49,204

Balance at
 December 31,
 2001        251,240     5,051,047   5,302,298    4,690,711

Acquisitions       0         5,000       5,000            0
Dispositions       0             0           0            0
Depreciation
 Expense           0             0           0       48,845

Balance at
 December 31,
 2003      $ 251,240    $5,056,047  $5,307,287   $4,739,556


Note 6 - Encumbrances of Local Limited Partnerships in which
Urban Improvement Fund Limited has an Investment

                                    Outstanding    Gross
Description                          Mortgage     Interest
Partnership/Location   No. of Units   Balance      Rate

Lakewood Apartments       108       $  932,152      7.00%
 Vinton, Virginia

The Villages              250        1,401,334      7.00%
 Waco, Texas
                                    $2,333,486

                            Net
                         Interest     Gross      Interest
Partnership/Location       Rate      Payment     Subsidy

Lakewood Apartments       1.00%     $  10,197   $   (6,341)
 Vinton, Virginia
The Villages              7.00%        18,844            0
Waco, Texas
                                    $  29,041      $(6,341)

Partnership/      Net      Maturity    Balloon at   Insured
Location        Payment      Date       Maturity      By

Lakewood
 Apartments
 Vinton, VA    $   3,856   Nov 2014     $     0       HUD
The Villages
Waco, Texas       18,844   Jul 2016           0       HUD

               $  22,700

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

The final installment of $500,000 was due on August 2, 1993 along with accrued interest. However, the note could be extended for two additional five-year periods by the election of the maker of the installment obligation. The maker of the note elected to extend the note through August 1, 2003. The General Partner has not initiated foreclosure proceedings on this note. Interest will continue to accrue at eighteen percent per annum and is payable on the anniversary date of the note to the extent that the property has distributable cash flow. During the extension period, any unpaid interest will not accrue.

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

PART III

Item 8.  Change In and Disagreements with Accountants on
Accounting and Financial Disclosure

(a)(1) As of March 22, 2004, Kenneth W. Bryant, Certified Public Accountants, LLC, the independent accountant previously engaged as the principal accountant to audit the financial statements of Urban Improvement Fund Limited - 1972 (the "Registrant" or the "Partnership"), was terminated. As of May 12, 2004, the firm of Carter & Company, Certified Public Accountants, LLC was engaged to provide the service for the Registrant.

(2)  The audit reports of Kenneth W. Bryant, Certified Public
Accountants, LLC on the financial statements of the Partnership as of and for the years ended December 31, 2002 and 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

(3) During the Partnership's two most recent fiscal years and any subsequent interim period preceding the change, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

(4) The Registrant has provided a copy of this disclosure to the former accountant, and the Registrant requested that the former accountant furnish the Registrant with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Registrant, and, if not, stating the respects in which it does not agree. A copy of the former accountant's response indicating agreement is included as an exhibit to this report.

Controls and Procedures

(b) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15-(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(c) Internal Control over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 9.  Directors and Executive Officers of the Issuer

(a) The General Partner of the Issuer is Interfinancial Real Estate Management Company. The Issuer does not have directors as such. The following is a listing of the Directors of the General Partner of the Issuer. These Directors are elected to serve one-year terms and until their successors are duly elected and qualified as directors.

     Name                   Age              Office

Paul H. Pfleger              69          Director/President
John M. Orehek               50          Director/Senior Vice
                                         President

The Issuer does not have executive officers as such. The following is a listing of the executive officers of the General Partner of the Issuer. These executive officers are elected to serve one-year terms and will continue to serve until their successors are duly elected and qualified as executive officers.

      Name                  Age              Office

Paul H. Pfleger              69        Chairman of the Board
John M. Orehek               50        Senior Vice President
Michael Fulbright            50        Secretary

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

Item 9.  Directors and Executive Officers of the Issuer -
Continued

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

The executive officers and directors of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and directors of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and directors of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2003 for filing with the Securities and Exchange Commission.

Item 9.  Directors and Executive Officers of the Issuer -
Continued

The directors and executive officers of the General Partner with authority over the Partnership are all employees of a company that is affiliated with Partnership Services, Inc.
Partnership Services, Inc. has adopted a code of ethics that applies to such directors and officers of the affiliated company.

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
            1201 Third Avenue,
            Suite 5400
            Seattle, Washington 98101-3076

Interfinancial Real Estate Management Company owned 201 units of limited partnership interest at December 31, 2003. An affiliate of the General Partner owns 285 units of limited partnership interest.

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

There is no indebtedness of the management of the General
Partner of the Issuer to the Issuer, except as follows:

The Partnership accrues management fees of $40,000 per year to the general partner.

The General Partner made advances to the Partnership to fund operations of Local Limited Partnerships in the early years of the Partnership. The advances are non-interest bearing and due on demand. The balance at December 31, 2003 and December 31, 2002 was $528,586.

Item 12.  Certain Relationships and Related Transactions -
Continued

There were no other transactions which officers or directors of the General Partner had an interest.

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1, Certification of Equivalent of Chief Executive
Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2, Certification of Equivalent of Chief Executive
Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1, Certification Pursuant to 18 U.S.C.  Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.

(b) Reports on Form 8-K filed during the fourth quarter of 2003:

None

(c) Reports on Form 8-K filed during the first quarter of 2004.

Report on Form 8-K filed during the first quarter of 2004 -
Change of Accountants

Letter from former accountant, addressed to the Commission stating that they agree with the statements made by the Partnership in the Form 8-K.

Item 14.  Principal Accounting Fees and Services

The General Partner has appointed Carter & Company, Certified
Public Accountants, LLC as independent auditors to audit the financial statements of the Partnership for 2004.

Audit Fees.  The Partnership paid to Kenneth W. Bryant,
Certified Public Accountant, LLC audit fees of approximately
$13,000 and $13,000 during 2003 and 2002.

Tax Fees.  The Partnership paid to Kenneth W. Bryant,
Certified Public Accountant, LLC fees for tax services of approximately $3,600 and $3,600 during 2003 and 2002.



                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed, on its behalf by the undersigned, thereunto duly authorized.


(ISSUER)  URBAN IMPROVEMENT FUND LIMITED - 1972
          BY:  INTERFINANCIAL REAL ESTATE MANAGEMENT COMPANY



By:  /s/ Paul H. Pfleger
     Paul H. Pfleger
     Date:  August 30, 2004
     Director/President
     Interfinancial Real Estate Management Company




By: /s/ John M. Orehek
     John M. Orehek
     Date:  August 30, 2004
     Director/Senior Vice President
     Interfinancial Real Estate Management Company


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.




By: /s/Paul H. Pfleger
     Paul H. Pfleger
     Date:  August 30, 2004
     Director/President
     Interfinancial Real Estate Management Company





By:  /s/John M. Orehek
     John M. Orehek
     Date:  August 30, 2004
     Director/Senior Vice President
     Interfinancial Real Estate Management Company


                          Certification


I Paul H. Pfleger, certify that:

1. I have reviewed this annual report on Form 10-KSB of Urban
Improvement Fund Limited;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
15(e) and 15d-15(e)) for the registrant and we have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c. Disclosed in this report, any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 30, 2004  /s/Paul H. Pfleger
                        Paul H. Pfleger
                        Chairman of the Board
                        Interfinancial Real Estate Company,
                        equivalent of the
                        Chief Executive Officer
                        of the Partnership


                            Certification


I John M. Orehek, certify that:


1) I have reviewed this annual report on Form 10-KSB of Urban
Improvement Fund Limited;

2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
15(e) and 15d-15(e)) for the registrant and we have:

a.	Designed such disclosure controls and procedures, or
caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Evaluated the effectiveness of the registrant's
disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.	Disclosed in this report, any change in the registrant's
internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in
the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 30, 2004  /s/John M. Orehek
                        John M. Orehek
                        Senior Vice President
                        Interfinancial Real Estate Company,
                        equivalent of the
                        Chief Financial Officer
                         of the Partnership

                Certification of CEO and CFO
              Pursuant to 18 U.S.C. Section 1350,
               as Adopted Pursuant to Section 906
                of the Sarbanes-Oxley Act of 2002




In connection with the Annual Report on Form 10-KSB of Urban Improvement Fund (the "Partnership"), for the annual period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Paul H. Pfleger, as the equivalent of the Chief Executive Officer of the Partnership, and John M. Orehek as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

1) The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.











/s/Paul H. Pfleger
Name:  Paul H. Pfleger
Date:  August 30, 2004




/s/John M. Orehek
Name:  John M. Orehek
Date:  August 30, 2004


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended.