Form 10QSB
period 2004-03-31
URBAN IMPROVEMENT FUND LIMITED 1972
filed 2004-10-13
CIK 850453

UNITED STATES

         SECURITIES AND EXCHANGE COMMISSION

             Washington, D.C. 20549

                  FORM 10-QSB

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

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


             PART I - FINANCIAL INFORMATION

             Item 1 - Financial Statements

                    BALANCE SHEETS

            URBAN IMPROVEMENT FUND LIMITED
               (A Limited Partnership)




                      ASSETS



                                  March 31,   December 31,
                                    2004         2003

Cash                             $   15,892   $   16,930

Total Assets                     $   15,892   $    16,930



             LIABILITIES AND PARTNERS' - (DEFICIT)

Accounts payable                 $    4,000   $      258

Management fee payable               30,000       20,000

Advance from General Partner         528,586      528,586

Distribution payable                    642          642

Total Liabilities                   563,228      549,486

Partners' (Deficit):
General Partner - 5 Partnership
 units authorized, issued and
 outstanding                           (466)        (454)

Limited Partners - 5,830
 Partnership units
 authorized, issued and
 outstanding                       (546,870)    (532,102)
                                   (547,336)    (532,556)

Total Liabilities and
 Partners'(deficit)             $    15,892  $    16,930







Unaudited.  See accompanying notes to financial statements.


             CAPITALIZATION AND PARTNERS' (DEFICIT)

                URBAN IMPROVEMENT FUND LIMITED
                    (A Limited Partnership)




                                   March 31,   December 31,
                                     2004         2003
General Partner Interest -
 5 Partnership units issued
 and outstanding                 $     5,000   $     5,000

Limited Partners' Interest -
 5,830 Partnership units issued
 and outstanding                    5,830,000    5,830,000

Total                               5,835,000    5,835,000

Offering Expenses                    (641,492)    (641,492)

Distributions to partners            (861,150)    (861,150)

Accumulated loss through
December 31, 2003                  (4,864,914)  (4,864,914)

Loss for the three-month
 period ended March 31, 2004          (14,780)           0
                                   (6,382,336)  (6,367,556)

Partners' (deficit) at end
 of period                        $  (547,336) $  (532,556)





Unaudited.  See accompanying notes to financial statements

                   STATEMENTS OF INCOME


              URBAN IMPROVEMENT FUND LIMITED
                  (A Limited Partnership)



For the Three-Month
      Period Ended
        March 31,
   2004      2003

Revenues                      $      21        $      88

Cost and expenses:

 Professional fees                4,000            2,000

 Management fee                  10,000           10,000

 Other expense                      800              875
                                 14,800           12,875

 Loss before equity in loss of
  Local Limited Partnerships    (14,779)         (12,787)

Equity in income of Local
 Limited Partnerships                 0                0

Net loss                      $ (14,779)       $ (12,787)

Allocation of Net Loss:

Net loss allocated to
 General Partner                    (12)             (11)

Net loss allocated to
 Limited Partners               (14,767)         (12,776)

                              $ (14,779)       $ (12,787)

Net loss allocated to
 Limited Partners per
 Limited Partnership unit
 (5,830 units outstanding
 at March 31, 2004 and 2003)  $      (3)       $      (2)




Unaudited.  See accompanying notes to financial statements


STATEMENTS OF CASH FLOWS

URBAN IMPROVEMENT FUND LIMITED
(A Limited Partnership)



For the Three-Month
      Period Ended
      March 31,
   2004   	   2003
CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net income (loss)                 $ (14,779)  $ (12,787)
 Adjustments to reconcile net
  income to net cash used by
  operating activities:
 Increase (decrease) in
  Accounts payable, management
  fees payable and payable
  to affiliates                       13,741      10,000
  Total adjustments                   13,741      10,000

 Net cash used by operating
  Activities                          (1,038)     (2,787)

CNET INCREASE (DECREASE)
 IN CASH AND CASH EQUIVALENTS         (1,038)     (2,787)

CASH BALANCE AT BEGINNING
 OF PERIOD                            16,930      42,882

CASH BALANCE AT END OF PERIOD      $  15,892   $  40,095





Unaudited.  See accompanying notes to financial statements.


        NOTES TO SUMMARIZE FINANCIAL INFORMATION
                   March 31, 2004

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2003.

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

Note 2 - Method of Accounting - As of March 31, 2004, the
Partnership has investments in two active real estate limited partnerships (Local Limited Partnerships); Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited
Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited
Partnership, after an investment is reduced to zero, are recognized as losses.

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

Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at March 31, 2004 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Advances from General Partner

The General Partner made advances to the Partnership to fund operations of the Local Limited Partnerships in the early years of the Partnership. The advances are non-interest bearing and due on demand. The balance at March
31, 2004 and December 31, 2003 was $528,586.

Note 3 - Management of Urban Improvement Fund Limited -
Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General
Partner an annual management fee equal to fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000. The Partnership recorded and paid an annual management fee expense of $40,000 for the year ended December 31, 2003. As of March 31, 2004, the
Partnership has recorded management fees of $10,000.

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

The General Partner of the Partnership is a corporation which is wholly-owned by Paul H. Pfleger. Partnership
Services, Inc. (PSI), another corporation which is wholly-owned by Paul H. Pfleger, has contracted with the General
Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 2004 and 2003.

Note 4 - Investments in Local Limited Partnerships - As of
March 31, 2004, the Partnership has investments in two active real estate Limited Partnerships (Local Limited
Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment, advances and unamortized costs of acquisition less the Partnership's share of losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local
Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local
Limited Partnership.

The Partnership has an investment in one Limited
Partnership that sold its real estate during 1984.  This
Partnership (Alms Hill Apartments, Ltd.) holds a note receivable for a portion of the sales proceeds.

The investment in Local Limited Partnerships is comprised of:

                       March 31, 2004   December 31, 2003

Capital contributions   $   556,642        $   556,642
Distributions              (540,237)          (540,237)
Equity in loss             (189,839)          (189,839)
Unamortized costs
 of acquisitions            173,434            173,434
                        $         0        $         0

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

During the year ended 2003, cash distributions from Local
Limited Partnerships totaled $7,858. As of March 31, 2004 there were no cash distributions from Local Limited
Partnerships. These funds were utilized to fund operations and repay General Partner Advances. The General Partner anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

At March 31, 2004 and December 31, 2003, the Partnership had advances from the General Partner of $528,586. At
March 31, 2004, the Partnership has recorded management fees of $10,000 to the General Partner. The Partnership has used excess cash to repay management fees and these types of obligations in the past, and the General Partner expects to continue making payments as cash is available.

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

             PART II - OTHER INFORMATION

Items 1 through 5 not applicable

Item 6 Exhibits and Reports on Form 8-K

    a)   Exhibits
         99  Certification pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    b) Reports on Form 8-K

       The registrant has not filed a report on Form 8-K during the quarter ending March 31, 2004.


                      SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



URBAN IMPROVEMENT FUND LIMITED
           (Issuer)
By:  Interfinancial Real Estate Management
Company, General Partner



Date:  October 13, 2004           /s/Paul H. Pfleger
                                    Paul H. Pfleger
                                    Chairman of the Board
                                    Interfinancial Real
                                    Estate Company,
                                    equivalent of the
                                    Chief Executive Officer
                                     of the Partnership




Date:  October 13, 2004           /s/John M. Orehek
                                    John M. Orehek
                                    Senior Vice President
                                    Interfinancial Real
                                    Estate Company,
                                    equivalent of the
                                    Chief Financial Officer
                                     of the Partnership


                      Certification

I Paul H. Pfleger, certify that:

1) I have reviewed this annual report on Form 10-QSB of Urban Improvement Fund Limited;

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

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-15(e) and 15d-15(e)) for the registrant and we have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the covered by this report based on such evaluation; and

c. Disclosed in this report, any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:  October 13, 2004             /s/Paul H. Pfleger
                                      Paul H. Pfleger
                                      Chairman of the Board
                                      Interfinancial Real
                                       Estate Company,
                                       equivalent of the
                                      Chief Executive
                                      Officer of the
                                      Partnership

Certification

I John M. Orehek, certify that:

1) I have reviewed this annual report on Form 10-QSB of Urban Improvement Fund Limited;

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

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-15(e) and 15d-15(e)) for the registrant and we have:

a.	Designed such disclosure controls and procedures, or
caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Evaluated the effectiveness of the registrant's
disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the covered by this report based on such evaluation; and

c.	Disclosed in this report, any change in the
registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:  October 13, 2004            /s/John M. Orehek
                                     John M. Orehek
                                     Senior Vice President
                                     Interfinancial Real
                                     Estate Company,
                                     equivalent of the
                                     Chief Financial
                                     Officer of the
                                     Partnership


               Certification of CEO and CFO
             Pursuant to 18 U.S.C. Section 1350,
             as Adopted Pursuant to Section 906
             of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Urban Improvement Fund (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), Paul H. Pfleger, as the equivalent of the Chief
Executive Officer of the Partnership, and John M. Orehek as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

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