Form 10QSB
period 2004-06-30
URBAN IMPROVEMENT FUND LIMITED 1972
filed 2004-10-13
CIK 850453

UNITED STATES

            SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549

                        FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2004

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


                PART I - FINANCIAL INFORMATION

                Item 1 - Financial Statements

                       BALANCE SHEETS

                URBAN IMPROVEMENT FUND LIMITED
                    (A Limited Partnership)


                           ASSETS



                                   June 30,      December 31,
                                     2004            2003

Cash                             $     2,237   $    16,930
Prepaid expenses                       5,550             0

Total Assets                     $     7,787   $    16,930



               LIABILITIES AND PARTNERS' - (DEFICIT)

Accounts payable                 $         0   $      258
Management fee payable                40,000       20,000
Advance from General Partner         528,586      528,586
Distribution payable                     642          642

Total Liabilities                    569,228      549,486

Partners' (Deficit):
 General Partner - 5 Partnership
  units authorized, issued and
  outstanding                           (478)        (454)

 Limited Partners - 5,830
  Partnership units authorized,
  issued and outstanding            (560,963)    (532,102)
                                    (561,441)    (532,556)

Total Liabilities and
 Partners'(deficit)              $     7,787   $    16,930




Unaudited.  See accompanying notes to financial statements.


            CAPITALIZATION AND PARTNERS' (DEFICIT)

                URBAN IMPROVEMENT FUND LIMITED
                    (A Limited Partnership)




June 30,     December 31,
   2004       2003
General Partner Interest - 5
 Partnership units issued and
 Outstanding                       $     5,000    $     5,000

Limited Partners' Interest -
 5,830 Partnership units issued
 and outstanding                     5,830,000      5,830,000

Total                                5,835,000      5,835,000

Offering Expenses                     (641,492)      (641,492)

Distributions to partners             (861,150)      (861,150)

Accumulated loss through
 December 31, 2003                  (4,864,914)    (4,864,914)

Loss for the six-month period
 ended June 30, 2004                   (28,885)             0
                                    (6,396,441)    (6,367,556)

Partners' (deficit) at
 end of period                     $  (561,441)   $  (532,556)




Unaudited.  See accompanying notes to financial statements.


                     STATEMENTS OF INCOME

                URBAN IMPROVEMENT FUND LIMITED
                    (A Limited Partnership)



                   For the Three-Month    For the Six-Month
                      Period Ended          Period Ended
                        June 30,              June 30,
                     2004      2003       2004        2003

Revenues               30   $     142   $      51   $     231

Cost and expenses:

Professional fees   4,000       7,500       8,000       9,500

Management fee     10,000      10,000      20,000      20,000

Other expense         135       1,195         936       2,071
                   14,135      18,695      28,936      31,571

Loss before
 equity in loss
 of Local Limited
 Partnerships     (14,105)    (18,553)    (28,885)    (31,340)

Equity in income
 of Local Limited
 Partnerships           0       7,858           0       7,858

Net loss       $  (14,105)  $ (10,695)  $ (28,885)  $ (23,482)

Allocation of
 Net Loss:

Net loss
 allocated to
 General Partner      (12)         (9)        (24)        (20)

Net loss
 allocated to
 Limited Partners  (14,003)   (10,686)    (28,861)    (23,459)

                $  (14,105) $ (10,695)  $ (28,885) $  (23,482)

Net loss
 allocated
 to Limited
 Partners
 per Limited
 Partnership
 Unit (5,830
 units out-
 standing at
 June 30, 2004
 and 2003)      $       (3) $      (2)  $      (5) $       (4)


Unaudited.  See accompanying notes to financial statements.


                    STATEMENTS OF CASH FLOWS

                 URBAN IMPROVEMENT FUND LIMITED
                     (A Limited Partnership)


                               For the Three-Month
                                   Period Ended
                                     June 30,
                               2004             2003
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net income (loss)          $ (14,105)       $  (10,695)
Adjustments to reconcile
 net income to net cash
 used by operating
 activities:
Equity in income of
 local limited
 partnerships                      0            (7,858)
Increase (decrease) in
accounts payable, manage-
ment fees payable and
payable to affiliates            450           (10,000)
  Total adjustments              450           (17,858)

  Net cash used by
   operating activities      (13,655)          (28,553)

CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Distributions                    0             7,858
Net cash provided by
 investing activities              0             7,858

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS                 (13,655)          (20,695)

CASH BALANCE AT BEGINNING
 OF PERIOD                    15,892           40,095

CASH BALANCE AT END
 OF PERIOD                 $   2,237       $   19,400


                                For the Six-Month
                                   Period Ended
                                     June 30,
                               2004            2003
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net income (loss)          $ (28,885)       $ (23,482)
Adjustments to reconcile
 net income to net cash
 used by operating
 activities:
Equity in income of
 local limited
 partnerships                      0           (7,858)
Increase (decrease) in
 accounts payable, manage-
 ment fees payable and
 payable to affiliates         14,192                0
  Total adjustments            14,192           (7,858)

  Net cash used by
   operating activities       (14,693)         (31,340)

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Distributions                      0            7,858
  Net cash provided by
   investing activities             0            7,858

NET INCREASE (DECREASE)
 IN CASH AND
 CASH EQUIVALENTS             (14,693)         (23,482)

CASH BALANCE AT
 BEGINNING OF PERIOD          16,930            42,882

CASH BALANCE AT END
 OF PERIOD                 $   2,237       $   19,400



Unaudited.  See accompanying notes to financial statements.




NOTES TO SUMMARIZE FINANCIAL INFORMATION
June 30, 2004

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2003.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"),
Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2004, and with respect to variable interests held before February 1, 2004, FIN 46 will apply beginning July 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2004. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2004. However, FIN 46 may require the consolidation of assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on net earnings, the Partnership cannot make any definitive conclusion until it completes its evaluation.

Note 2 - Method of Accounting - As of June 30, 2004, the Partnership has investments in two active real estate limited partnerships (Local Limited Partnerships); Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at June 30, 2004 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Advances from General Partner

The General Partner made advances to the Partnership to fund operations of the Local Limited Partnerships in the early years of the Partnership. The advances are non-interest bearing and due on demand. The balance at June 30, 2004 and December 31, 2003 was $528,586.

Note 3 - Management of Urban Improvement Fund Limited - Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000. The Partnership recorded and paid an annual management fee expense of $40,000 for the year ended December 31, 2003. As of June 30, 2004, the Partnership has recorded management fees of $20,000.

The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the limited partners' share of the proceeds has been distributed to them, (ii) the limited partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the limited partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect. No liquidation fees were paid to the General Partner during 2004 and 2003.

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

Note 4 - Investments in Local Limited Partnerships - As of June 30, 2004, the Partnership has investments in two active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment, advances and unamortized costs of acquisition less the Partnership's share of losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership.

The Partnership has an investment in one Limited Partnership that sold its real estate during 1984. This Partnership (Alms
Hill Apartments, Ltd.) holds a note receivable for a portion of the sales proceeds.

The investment in Local Limited Partnerships is comprised of:

                            June 30, 2004    December 31, 2003

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

During the year ended 2003, cash distributions from Local
Limited Partnerships totaled $7,858. As of June 30, 2004, there were no cash distributions from Local Limited
Partnerships. These funds were utilized to fund operations and repay General Partner Advances. The General Partner anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

At June 30, 2004 and December 31, 2003, the Partnership had advances from the General Partner of $528,586. At June 30, 2004, the Partnership has recorded management fees of $20,000 to the General Partner. The Partnership has used excess cash to repay management fees and these types of obligations in the past, and the General Partner expects to continue making payments as cash is available.

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

                    PART II - OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K

       a) Exhibits
          99    Certification pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       b) Reports on Form 8-K

          The registrant has not filed a report on Form 8-K during the quarter ending June 30, 2004.


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

                     Certification of CEO and CFO
                  Pursuant to 18 U.S.C. Section 1350,
                  as Adopted Pursuant to Section 906
                  of the Sarbanes-Oxley Act of 2002




In connection with the Quarterly Report on Form 10-QSB of Urban Improvement Fund (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Paul H. Pfleger, as the equivalent of the Chief Executive Officer of the Partnership, and John M. Orehek as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

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