Form 10QSB
period 2004-09-30
URBAN IMPROVEMENT FUND LIMITED 1972
filed 2004-10-13
CIK 850453

UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                           FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2004

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

Issuer's telephone number, including area code:(206) 622-9900

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
past 90 days.  Yes   XX    No.


                PART I - FINANCIAL INFORMATION

                 Item 1 - Financial Statements

                        BALANCE SHEETS

                URBAN IMPROVEMENT FUND LIMITED
                  (A Limited Partnership)




                            ASSETS



                               September 30,      December 31,
                                    2004           2003

Cash                           $     8,946     $    16,930
Prepaids                             2,100               0

Total Assets                   $    11,046     $    16,930


                LIABILITIES AND PARTNERS' - (DEFICIT)

Accounts payable               $         0     $       258

Management fee payable              50,000          20,000

Advance from General Partner       528,586         528,586

Distribution payable                   642             642

Total Liabilities                  579,228         549,486

Partners' (Deficit):
General Partner - 5 Partnership
 Units authorized, issued and
 Outstanding                          (484)           (454)

  Limited Partners - 5,830
 Partnership units authorized,
 issued and outstanding           (567,698)       (532,102)
                                  (568,182)       (532,556)

Total Liabilities and Partners'
 (deficit)                     $    11,046     $    16,930




Unaudited.  See accompanying notes to financial statements.


              CAPITALIZATION AND PARTNERS' (DEFICIT)

                  URBAN IMPROVEMENT FUND LIMITED
                      (A Limited Partnership)




                                  September 30,  December 31,
                                      2004           2003
General Partner Interest - 5
 Partnership units issued and
 Outstanding                    $     5,000     $     5,000

Limited Partners' Interest -
 5,830 Partnership units issued
 and outstanding                  5,830,000       5,830,000

Total                             5,835,000       5,835,000

Offering Expenses                  (641,492)       (641,492)

Distributions to partners          (861,150)       (861,150)

Accumulated loss through
 December 31, 2003               (4,864,914)     (4,864,914)

Loss for the nine-month
 period ended September
 30, 2004                           (35,626)              0
                                 (6,403,182)     (6,367,556)

Partners' (deficit) at
 end of period                  $  (568,182)    $  (532,556)




Unaudited.  See accompanying notes to financial statements.



                      STATEMENTS OF INCOME

                 URBAN IMPROVEMENT FUND LIMITED
                     (A Limited Partnership)



                                 For the Three-Month
                                   Period Ended
                                    September 30,
                                 2004           2003

Revenues                      $       4      $     819

Cost and expenses:

 Professional fees                4,000          3,000

 Management fee                  10,000         10,000

 Other expense                      505            374
                                 14,505         13,374

Loss before equity in loss
 of Local Limited Partnerships  (14,501)       (12,555)

Equity in income of Local
 Limited Partnerships             7,760              0

Net loss                      $  (6,741)     $ (12,555)

Allocation of Net Loss:

Net loss allocated to
 General Partner                     (6)           (11)

Net loss allocated to
 Limited Partners                (6,735)       (12,544)

                              $  (6,741)     $ (12,555)

Net loss allocated to
 Limited Partners per
 Limited  Partnership
 Unit (5,830 units out-
 standing at September
 30, 2004 and 2003)           $       (1)    $      (2)

                                 For the Nine-Month
                                    Period Ended
                                    September 30,
                                 2004            2003

Revenues                      $      55       $   1,050

Cost and expenses:

 Professional fees               12,000          12,500

 Management fee                  30,000          30,000

 Other expense                    1,441           2,445
                                 43,441          44,945

Loss before equity
 in loss of  Local
 Limited Partnerships           (43,386)        (43,895)

Equity in income of
 Local Limited
 Partnerships                     7,760          7,858

Net loss                      $ (35,626)     $ (36,037)

Allocation of Net Loss:

Net loss allocated to
 General Partner                    (31)           (31)

Net loss allocated to
 Limited Partners               (35,595)       (36,006)

                              $ (35,626)     $ (36,037)

Net loss allocated to
 Limited Partners per
 Limited  Partnership
 Unit (5,830 units out-
 standing at September 30,
 2004 and 2003)               $      (6)     $      (6)


Unaudited.  See accompanying notes to financial statements.


                       STATEMENTS OF CASH FLOWS

                     URBAN IMPROVEMENT FUND LIMITED
                         (A Limited Partnership)


                                      For the Three-Month
                                         Period Ended
                                         September 30,
                                       2004         2003
CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net income (loss)                 $  (6,741)    $  (12,555)
Adjustments to reconcile
 net income to net cash
 used by operating activities:
 Equity in income of local
 limited partnerships                 (7,760)             0
 Increase (decrease) in
 prepaid expenses, accounts
 payable, management fees
 payable and payable to
 affiliates                           13,450         13,000
  Total adjustments                    5,690         13,000

  Net cash used by
  operating activities                (1,051)           445

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Distributions                         7,760              0
 Net cash provided by
  investing activities                 7,760              0

NET INCREASE (DECREASE)
 IN CASH AND
 CASH EQUIVALENTS                      6,709            445

CASH BALANCE AT BEGINNING
 OF PERIOD                             2,237         19,400

CASH BALANCE AT END OF
 PERIOD$                          $    8,946     $   19,845

                                       For the Nine-Month
                                          Period Ended
                                          September 30,
                                       2004          2003
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net income (loss)                  $ (35,626)     $ (36,037)
Adjustments to reconcile
 net income to net cash
 used by operating activities:
 Equity in income of local
 limited partnerships                 (7,760)        (7,858)
 Increase (decrease) in
 prepaid expenses, accounts
 payable, management fees
 payable and payable to
 affiliates                           27,642         13,000
 Total adjustments                    19,882          5,142

 Net cash used by
 operating activities                (15,744)       (30,895)

CASH FLOWS FROM
 INVESTING ACTIVITIES:
 Distributions                         7,760          7,858
 Net cash provided by
 investing activities                  7,760          7,858

NET INCREASE (DECREASE)
 IN CASH AND
 CASH EQUIVALENTS                     (7,984)       (23,037)

CASH BALANCE AT BEGINNING
 OF PERIOD                            16,930         42,882

CASH BALANCE AT END
 OF PERIOD                         $   8,946      $  19,845




Unaudited.  See accompanying notes to financial statements.


           NOTES TO SUMMARIZE FINANCIAL INFORMATION
                        September 30, 2004

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

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

Note 2 - Method of Accounting - As of September 30, 2004, the Partnership has investments in two active real estate limited partnerships (Local Limited Partnerships); Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at September 30, 2004 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Advances from General Partner

The General Partner made advances to the Partnership to fund operations of the Local Limited Partnerships in the early years of the Partnership. The advances are non-interest bearing and due on demand. The balance at September 30, 2004 and December 31, 2003 was $528,586.

Note 3 - Management of Urban Improvement Fund Limited - Under the terms of the Limited Partnership Agreement (as amended), the Partnership is required to pay the General Partner an annual management fee equal to fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $40,000. The Partnership recorded an annual management fee expense of $30,000 for the nine months ended September 30, 2004 and September 30, 2003.

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

Note 4 - Investments in Local Limited Partnerships - As of September 30, 2004, the Partnership has investments in two active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment, advances and unamortized costs of acquisition less the Partnership's share of losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership.

The Partnership has an investment in one Limited Partnership that sold its real estate during 1984. This Partnership (Alms
Hill Apartments, Ltd.) holds a note receivable for a portion of the sales proceeds.

The investment in Local Limited Partnerships is comprised of:

                     September 30, 2004     December 31, 2003

Capital contributions   $   556,642           $   556,642
Distributions              (547,997)             (540,237)
Equity in loss             (182,079)             (189,839)
Unamortized costs
 of acquisitions            173,434               173,434

                        $         0            $        0

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

During the year ended 2003, cash distributions from Local Limited Partnerships totaled $7,858. As of September 30, 2004, cash distributions from Local Limited Partnerships totaled $7,760. These funds were utilized to fund operations and repay General Partner Advances. The General Partner anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

At September 30, 2004 and December 31, 2003, the Partnership had advances from the General Partner of $528,586. At September 30, 2004, the Partnership has recorded management fees of $30,000 to the General Partner. The Partnership has used excess cash to repay management fees and these types of obligations in the past, and the General Partner expects to continue making payments as cash is available.

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

                 PART II - OTHER INFORMATION

Items 1 through 5 not applicable

Item 6 Exhibits and Reports on Form 8-K

       a) Exhibits
          99   Certification pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       b) Reports on Form 8-K
          The registrant has not filed a report on Form 8-K during the quarter ending September 30, 2004.


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


                         Certification of CEO and CFO
                      Pursuant to 18 U.S.C. Section 1350,
                      as Adopted Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report on Form 10-QSB of Urban Improvement Fund (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Paul H. Pfleger, as the equivalent of the Chief Executive Officer of the Partnership, and John M. Orehek as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

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